Form 10QSB
period 1999-09-30
LITEGLOW INDUSTRIES INC
filed 1999-12-01
CIK 1022494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: SEPTEMBER 30, 1999

COMMISSION FILE NUMBER: 0-27087

                            LITEGLOW INDUSTRIES, INC.

                 (Name of Small Business Issuer in its Charter)

             UTAH                                           65-05164035
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
 Incorporation or Organization)                               Number)

          2301 N.W. 33rd Court, Unit 104, Pompano Beach, Florida 33069

          (Address, including zip code, of principal executive offices)

                                 (954) 971-4569

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. YES |X| NO |_|

As of December 1, 1999, the number of the Company's shares of par value $.001 common stock outstanding was 3,931,087.

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999

                                      INDEX

                                                                        Page No.

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Balance Sheets ......................................... 3-4

      Consolidated Statements of Operations ............................... 5

      Consolidated Statements of Cash Flows................................ 6

      Notes to Consolidated Financial Statements .......................... 7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................. 8-10

Part II - OTHER INFORMATION ............................................... 11

SIGNATURE ................................................................. 12

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1999 AND DECEMBER 31,1998

                                    UNAUDITED

                                     ASSETS

                                                September 30,       December 31,
                                                    1999               1998
                                                    ----              (Note)
                                                                      ------

Current assets:
  Cash                                          $    91,798         $    68,296
  Accounts receivable, net                          560,323             245,964
  Inventory                                         648,884             457,634
  Prepaid Expenses                                  135,378              64,611
                                                -----------         -----------

    Total current assets                          1,436,383             836,505
                                                -----------         -----------

Property and equipment:
  Property and equipment, at cost                   350,096             277,398
  Less accumulated depreciation                     (86,054)            (49,153)
                                                -----------         -----------

    Property and equipment, net                     264,042             228,245
                                                -----------         -----------

Other Assets:
  Goodwill, net                                     200,997             209,097
  Advances to stockholder                            15,863              58,355
  Deposits                                           23,013              14,904
                                                -----------         -----------

    Total other assets                              239,873             282,356
                                                -----------         -----------

    Total assets                                $ 1,940,298         $ 1,347,106
                                                ===========         ===========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1999 AND DECEMBER 31,1998

                                    UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30,      December 31,
                                                                 1999              1998
                                                                 ----             (Note)
                                                                                  ------
Current liabilities
  Line-of-credit                                              $   400,000       $   380,000
  Accounts payable                                                169,345           134,663
  Accrued liabilities                                              52,124           142,684
  Accrued loss on disposal of subsidiary                           20,532           105,088
  Current maturities of note payable                               23,000            19,215
  Current maturities of capital leases                             20,000            12,974
                                                              -----------       -----------

Total current liabilities                                         685,001           794,624
                                                              -----------       -----------

Long-term liabilities (exclusive of current maturities):
  Note payable                                                    144,540           140,716
  Capital leases payable                                           33,828            26,216
                                                              -----------       -----------

    Total long-term liabilities                                   178,368           166,932
                                                              -----------       -----------

    Total liabilities                                             863,369           961,556
                                                              -----------       -----------

Commitments and contingencies                                          --                --

Stockholders' equity:
Preferred stock, $.001 par value, authorized
  1,000,000 shares;
  issued and outstanding - 1,000,000                                1,000             1,000
Common stock, $.001 par value; authorized,
  10,000,000 shares; Issued and outstanding-
  September 30, 1999, -3,931,087 and
  December 31, 1998, - 2,381,087 shares                             3,931             2,377
Additional paid-in capital                                      3,420,213         3,146,768
Accumulated deficit                                            (2,348,215)       (2,764,595)
                                                              -----------       -----------

    Total stockholders' equity                                  1,076,929           385,550
                                                              -----------       -----------

Total liabilities and stockholders' equity                    $ 1,940,298       $ 1,347,106
                                                              ===========       ===========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                         Nine months       Nine months       Three months      Three months
                                        Ended Sept.30     Ended Sept.30     Ended Sept.30     Ended Sept 30
                                            1999              1998              1999              1998
                                         -----------       -----------       -----------       -----------
Revenues                                 $ 3,547,435       $ 2,158,412       $ 1,212,667       $   802,459

Cost of sales                              1,566,219         1,099,822           509,371           394,921
                                         -----------       -----------       -----------       -----------

Gross profit                               1,981,216         1,058,590           703,296           407,538

Selling, general and administrative
expenses                                   1,524,873         1,593,993           594,695           595,350
                                         -----------       -----------       -----------       -----------

 Income (loss) from operations               456,343          (535,403)          108,601          (187,812)

Other income (expenses):
  Interest expense                           (39,964)          (30,715)          (18,162)          (11,308)
                                         -----------       -----------       -----------       -----------

    Total other (expenses)                   (39,964)          (30,715)          (18,162)          (11,308)
                                         -----------       -----------       -----------       -----------

Income (loss) from operations
  before income taxes                        416,379          (566,118)           90,439          (199,120)
                                         -----------       -----------       -----------       -----------

Provision for income taxes                        --                --                --                --
                                         -----------       -----------       -----------       -----------

Net income (loss)                        $   416,379       $  (566,118)      $    90,439       $  (199,120)
                                         ===========       ===========       ===========       ===========

Net income (loss) per share-basic        $      0.10       $     (0.38)      $      0.02       $     (0.20)
                                         ===========       ===========       ===========       ===========
Net income (loss) per share diluted      $      0.05       $     (0.38)      $      0.01       $     (0.20)
                                         ===========       ===========       ===========       ===========
Weighted average common shares
outstanding                                3,645,556         1,508,352         3,645,556         1,017,824
                                         ===========       ===========       ===========       ===========

           See accompanying notes to consolidated financial statements

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                    UNAUDITED

                                                        September 30,   September 30,
                                                           1999            1998
                                                           ----            ----
Cash flows from operating activities:
  Net income (loss)                                     $   416,379     $  (566,118)
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Depreciation and amortization                          45,000           8,122
Changes in operating assets and liabilities
  (Increase) decrease in:
    Accounts receivable                                    (314,359)        (81,731)
      Inventory                                            (191,250)       (252.516)
      Prepaid expenses                                      (70,767)       (129,022)
      Deposits                                                (8109)          4,482
(Decrease)  Increase in:
  Accounts payable                                           34,682        (167,713)
  Accrued liabilities                                      (175,116)         24,477
                                                        -----------     -----------

Net cash used by operating activities                      (263,540)     (1,160,019)
                                                        -----------     -----------

Cash flows from investing activities:
  Purchases of property and equipment                       (72,698)       (108,805)
                                                        -----------     -----------
Net cash used by investing activities                       (72,698)       (108,805)
                                                        -----------     -----------

Cash flows from financing activities:
  Repayment from (loan to) shareholder, net                  42,492         (76,107)
  Borrowings on line-of-credit                               20,000              --
  Repayments on line-of-credit                                   --         (30,472)
  Net increase in notes payable                               7,610          27,964
  Net increase (repayment) of capital leases                 14,638          (3,180)
  Issuance of common stock                                    1,554              --
  Recision of common stock previously issued                     --        (127,800)
  Increase in additional paid-in capital                    273,446       1,537,559
                                                        -----------     -----------

Net cash provided by financing activities                   359,740       1,327,964
                                                        -----------     -----------

Net increase in cash                                         23,502          59,140

Cash at beginning of period                                  68,296          48,248
                                                        -----------     -----------

Cash at end of period                                   $    91,798     $   107,388
                                                        ===========     ===========
Supplementary Disclosure of Cash Flow Information:
   Interest paid                                        $    39,964     $    30,715
                                                        ===========     ===========
Income taxes paid                                       $        --     $        --
                                                        ===========     ===========

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                    UNAUDITED

Note 1: BASIS OF PRESENTATION

      The unaudited consolidated financial statements include the accounts of Liteglow Industries, Inc. and its wholly-owned subsidiary, Liteglow Acquisition Corp. (collectively "the Company"). All necessary adjustments to the financial statements have been made, and significant inter-company accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in the independent auditors' report for the year ended December 31, 1998 of Liteglow Industries, Inc. dated May 21, 1999.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Note 2: NET INCOME PER SHARE

      Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The difference between basic and diluted earnings per share is the result of 1,000,000 preferred shares converting into 5,000,000 common shares.

Note 3: STOCKHOLDERS' EQUITY

Common Stock Issued for Cash

      The Company issued 1,550,000 shares of common stock through a Regulation D offering during the first quarter of 1999. The total amount obtained from the issuance of these common shares was $275,000.

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table summarizes the results of operations, stated as a percentage of sales, for the nine months ended September 30, 1999 and 1998 and for the three months ended September 30, 1999 and 1998.

                                    Nine Months           Three Months
                                    -----------           ------------

                                  1999       1998       1999       1998
                                 -----      -----      -----      -----
Sales                            100.0%     100.0%     100.0%     100.0%
Cost of Sales                     44  %      51  %      42  %      49  %
                                 -----      -----      -----      -----
  Gross Profit                    56  %      49  %      58  %      51  %
Selling, General and
  Administrative Expenses         43  %      74  %      49  %      74  %
                                 -----      -----      -----      -----
Income (loss) from Operations     13  %     (25) %       9  %     (23) %
Interest Expense                  (1) %      (1) %      (1) %      (1) %
                                 -----      -----      -----      -----
  Net Income (loss)               12  %     (26) %       8  %     (24) %
                                 =====      =====      =====      =====

      Sales of $3,547,435 for the nine months ended September 30, 1999, were $1,389,023 or 64% more than comparable 1998 sales of $2,158,412. For the three months ended September 30, 1999 sales were $1,212,667, or 51% more than the comparable 1998 sales of $802,459.

      The Company attributes this increase to several factors, a significant one of which was its ability to recapture old customers. During the last six months of 1998, the Company had received defective equipment from certain suppliers. While these products were returnable, the Company lost sales as a result. However, as a result of improved inventory control, more efficient sales and distribution efforts, and the availability of more diverse and superior products, the Company has not only recaptured many of its old customers but has been able to attract new ones.

      Gross profit for the nine months ended September 30, 1999 was $1,918,216 or 56% of revenues, compared to $1,058,590 or 49% of revenues for the comparable period in 1998. Gross profit for the three months ended September 30, 1999 was $703,296 or 58% of revenues, compared to $407,538 or 51% of revenues for the comparable period in 1998. The Company's gross profit margin improved by 7% of sales in the first nine months of 1999 compared to the same period in 1998, reflecting lower product costs.

      Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 1999 and 1998 were $1,524,873 or 43% of revenues and $1,593,993 or 74% of revenues, respectively. For the three months ended September 30, 1999 and 1998, the SG&A expenses were $594,695 or 49% of revenues and $595,350 or 74% of revenues respectively. SG&A expenses for the nine months ended September 30, 1999 decreased by $69,120. This was largely due to a reduction in advertising, convention, trade shows and travel expenses.

      Interest expenses for the nine months ended September 30, 1999, and 1998 were $39,964 and $30,715, respectively. For the three months ended September 30, 1999, and 1998 interest expenses were $18,162 and $11,308, respectively. The increased expense is related to the increase in long term debt due to the purchase of a truck, computers, software and other equipment.

      Net income was $416,379 for the nine months ended September 30, 1999, compared to a loss of $(566,118) for the comparable period in 1998. For the three months ended September 30, 1999, and 1998, the net income was $90,439 and a loss of $(199,120) respectively. The reason for the increase was an increase in sales, an increase in profit margins and a reduction in selling expenses. There is no income tax to pay on current year profits due to prior year losses carried forward.

      The company's basic earnings per share for the nine months end September 30, 1999 was $0.10 compared to a loss of $(0.38) per share for the comparable period in 1998. Basic earnings per share for the three months ended September 30, 1999 and 1998 were $0.02 and $(0.20) respectively. The diluted earning per share for the nine months ended September 30, 1999 and 1998 were $0.05 and $(0.38) respectively. Diluted earnings per share for the three months ended September 30, 1999 and 1998 were $0.01 and $(0.20), respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital of $751,382 at September 30, 1999, compared to working capital of $41,881 at December 31, 1998 and $893,821 at September 30, 1998. Working capital increased from the December 31, 1998 balance due to an increase in accounts receivables, inventory and a decrease in accrued liabilities.

      The Company's cash position at September 30, 1999 was $91,798, compared to $68,296 at December 31, 1998, and $107,388 at September 30, 1998. The accounts receivable balance at September 30, 1999 was $560,323 compared to $245,964 at December 31, 1998, an increase of $314,539. The accounts payable, accrued liabilities, and accrued loss on disposal of subsidiary balance was $242,001 at September 30, 1999, a decrease of 37% from $382,435 at December 31, 1998. The growth in the accounts receivable balance was due to an increase in sales and longer terms given to chain stores. The decrease in the accounts payable and accrued liabilities is primarily due to the payment in 1999 of the accrued liabilities.

      Many of the Company's customers are large retail chains. Typically, these retailers do not pay their vendors for at least 30 days following receipt of the merchandise. The problem is exacerbated because when the Company orders products from its suppliers, it must typically pay approximately 30 days in advance before the products actually arrive and are available for distribution and resale.

      As a result, while sales are increasing, the Company is facing a liquidity problem. The Company has drawn down completely on its existing line of credit. Although the Company will attempt to increase this line, no assurance can be given that it will be able to do so. As a result, the Company may be required to seek additional capital through equity or other forms of debt financing.

      Stockholders' equity was $1,076,929 at September 30, 1999, compared to $385,550 at December 31, 1998. The increase in stockholders' equity was a result of the net income that was generated by the Company during the nine-month period along with the $275,00 received from the issuance of 1,550,00 shares of common stock during the first quarter of 1999. The Company had net cash used in operations of $263,540 for the nine months ended September 30, 1999 compared to net cash used in operations of $1,160,019 for the comparable period in 1998. The net reduction in cash used in operations for the nine months ended September 30, 1999, was primarily due to the increase in net income for the nine month period combined with the increase in the accounts receivable balance. Net cash provided by financing activities was $359,740 for the nine months ended September 30, 1999, compared to $1,327,964 for the comparable period in 1998. The significant source of funds provided by financing activities during 1998 was the sale of stock.

YEAR 2000 READINESS

      Based on a review of Year 2000 issues, the Company believes that the impact will not be material to the company's business operations or financial condition. The company is also assessing how it could be affected by the failure of third parties (e.g. vendors and customers) to mitigate their own Year 2000 issues. The costs to ensure that the company is Year 2000 compliant will not have a significant impact on the Company.

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         a)    There are no exhibits to be filed.

         b) There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LITEGLOW INDUSTRIES, INC.
                                      -------------------------
                                      Registrant


Date: December 1, 1999                /s/ Spencer Krumholtz
                                      Spencer Krumholtz, Chief Executive Officer