Form 10KSB40
period 1999-12-31
LITEGLOW INDUSTRIES INC
filed 2000-04-13
CIK 1022494

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

[ ]  Transaction Report Under Section 13 or 15(d) of Securities
     Exchange Act of 1934
     For the transition period from _________ to _________

Commission File Number: 0-27087

                           LITEGLOW INDUSTRIES, INC.
-------------------------------------------------------------------------------
     (Exact Name of Small Business Registrant as Specified in its Charter)


           Utah                                           65-05164035
--------------------------------                 ------------------------------
(State or other jurisdiction of                  (IRS Employer Identification
 Incorporation or Organization)                   Number)


           2301 NW 33rd Court, Unit 104, Pompano Beach, Florida 33069
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)



Registrant's Telephone Number:  (954) 971-4569


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] No [ ]

         Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

         State Registrant's revenues for its most recent fiscal year:
$5,618,892.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 11, 2000:
$1,169,555.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the Registrant's sole class of Common Stock as of April 6, 2000, was 4,273,287.

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

                           FORWARD-LOOKING STATEMENTS

         This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements;
(iii) potential utility and acceptance of the Registrant's existing and proposed products; and (iv) the need for, and availability of, additional financing.

         The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Liteglow Industries, Inc. (the "Company") which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                           LITEGLOW INDUSTRIES, INC.
                             Report on Form 10-KSB
                  For the Fiscal year Ended December 31, 1999

                               TABLE OF CONTENTS

                                                 Part I

Item 1.    Description of Business.................................................................   4

Item 2.    Description of Property.................................................................  15

Item 3.    Legal Proceedings.......................................................................  15

Item 4.    Submission of Matters to Vote of Security Holders.......................................  16

                                                 Part II

Item 5.    Market for Common Equity and Related Stockholder Matters................................  17

Item 6.    Management's Discussion and Analysis or Plan of Operation...............................  19

Item 7.    Financial Statements....................................................................  22

Item 8.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..................................................  22

                                                 Part III

Item 9.    Directors and Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.......................................  22

Item 10.   Executive Compensation..................................................................  24

Item 11.   Security Ownership of Certain Beneficial Owners and Management..........................  25

Item 12.   Certain Relationships and Related Transactions..........................................  26

Item 13.   Exhibits, List and Reports on Form 8-K..................................................  27

Signatures.........................................................................................  28

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

         Background

         Liteglow Industries, Inc. (the "Company") is engaged in the design, manufacture and sale to wholesalers and retailers, of automotive aftermarket accessories and specialty products. The Company was incorporated in Utah on April 25, 1984, under the name Graphic Connections, Inc. In September 1984, the Company completed an offering of $30,000 of its common stock on a "blind-pool, blank-check" basis, so that the Company had no specific use of proceeds at the time that the offering was completed. In the fall of 1984 the Company changed its name to Monte de Oro of Utah, Inc., and entered into the mining business, which was not successful. In 1985 the Company changed its name to Confetti, Inc., pursuant to a merger with a Utah corporation of that name and assumed the operation of an Italian style restaurant. The restaurant failed in October 1985, at which time the Company ceased doing business.

         The Company remained inactive from October 1985 until its merger with Liteglow Industries, Inc., a Florida corporation ("Liteglow Florida"), on August 8, 1996. The merger was effected by the Company to provide the Company with an operating business. Liteglow Florida entered into the merger to provide access to investment capital which Liteglow Florida believed would be available to it upon its merger into the public Company. Pursuant to the merger agreement between the Company and Liteglow Florida, the shareholders of Liteglow Florida were issued one share of the Company's common stock for each of their shares of Liteglow Florida common stock, so that upon the completion of the merger the shareholders of Liteglow Florida held 122,250 shares, or 77.69%, and the existing outstanding shareholders of the Company held 35,099 shares, or 22.31%, of the Company's outstanding common stock. Upon completion of the merger the shareholders of Liteglow Florida assumed control of the Company. Concurrently with the merger, the Company assumed the ongoing business of Liteglow Florida, which business is described in the succeeding paragraphs under this caption "Description of Business," and the Company changed its name to Liteglow Industries, Inc.

         On December 31, 1998, the Company's shares of common stock were reverse split on a one share for sixty share basis. This Report on Form 10-KSB states all shares of the Company's common stock on a post-reverse basis. See "Description of Securities--Common Stock."

         The Company

         The Company's existing business was established by its founder, Spencer Krumholz, upon the incorporation of Liteglow Florida on August 8, 1994. With his wife, Arlene Krumholz, Mr. Krumholz, organized that corporation to design, manufacture and market, under the Liteglow(R) trademark and other trademarks and trade names, a diverse line of automotive aftermarket accessories and specialty products. Liteglow Florida's business initially focused on developing a line of automotive accessories designed to enhance vehicle appearance, including neon license plate frames and neon under-car lighting lights, all of which operate on the 12-volt electrical system common in automobiles. Since the 1996 merger between Liteglow Florida and the Company, the Company has expanded its product offerings to include automotive products such as driving and fog lights, which both improve vehicle operation, as well as decorative accessories such as lighted dice.

         The Company's neon under-car light products and its neon light rod products, both of which are described under the caption "Products," below, are each anticipated to account for approximately fifteen percent (15%) of the Company's product sales revenues in 1999. No other product line is anticipated to account for more than five percent (5%) of the Company's 1999 revenues. As the Company continuously develops new products and consumer tastes change, its revenues from a particular product line can be expected to change.

         The Company is seeking to position itself in the niche market catering to the automotive and electronics enthusiasts. This market is characterized by owners who are generally more affluent than the typical automobile owner and view their automobiles as a personal statement or means of recreation rather than just basic transportation. By maintaining and enhancing close relationships with its suppliers, customers and ultimate consumers, the Company believes that it is well positioned to anticipate and identify the changing interests of consumers. The Company's business objectives are to establish itself rapidly as the largest specialty distributor of automotive aftermarket accessories using the common automotive 12-volt electrical system and to expand its position in the automotive aftermarket and electronics industries by introducing new products, acquiring compatible businesses, and expanding its presence in all channels of distribution. The Company's customers are limited to wholesale and retail businesses, and the Company does not sell to consumers. The Company currently offers over 200 products to approximately 2,000 customers. The Company intends to continue its efforts to expand and diversify its product lines in order to respond more effectively to consumer needs and to broaden its customer base, in each case while maintaining high growth margins on overall product sales.

         On October 10, 1997, Liteglow Acquisition Corp., a subsidiary of the Company, merged with KJK Marketing, Inc. ("Low Glow"), a Florida corporation, with Liteglow

Acquisition Corp. being the surviving corporation. Pursuant to the merger agreement between Liteglow Acquisition Corp. and Low Glow, the shareholders of Low Glow received 7,500 shares of the Company's common stock having an agreed value of $150,000 and cash of $100,000 payable $50,000 at closing and $50,000 thirty (30) days after closing. Subsequent to closing, the Company paid the promissory note in full. The Company was required by the merger agreement to provide additional shares to the shareholders of Low Glow in the event that the fair market value of their shares was less than $150,000 on October 10, 1999. In October 1999 the Company issued 92,200 shares of its common stock to the former shareholders of Low Glow pursuant to that provision of the merger agreement. See "Description of Securities--Common Stock."

         On October 10, 1998, the Company, through its wholly-owned subsidiary, Liteglow Industries of California, Inc. ("Liteglow California"), acquired certain assets of Ronald Basoff, an individual doing business as B&B Associates in Van Nuys, California. Mr. Basoff's business consisted of the manufacture, but not the installation, of car alarms for sale on a wholesale and retail basis, which the Company's management believed to be a good business opportunity for the Company. The B&B Associates assets consisted primarily of car alarm parts and accessories. In consideration of the assets acquired, Liteglow California paid Mr. Basoff $50,000 in cash at closing, delivered to him its $100,000 promissory note, and also delivered to him 16,667 restricted shares of the Company's common stock. The asset purchase agreement also required that the Company provide Mr. Basoff with additional shares of common stock in the event that the shares of common stock delivered to him at closing did not have a market value of at least $100,000 on the second anniversary of the closing.

         Subsequent to the closing of the B&B Associates acquisition, the parties had a series of disagreements. These disagreements included disputes over accounts payable and receivable, inventory control, and reports which Company management anticipated that B&B Associates would provide on a daily and other periodic basis. In February 1999 the Company paid $15,000 of the principal amount of the $100,000 promissory note, but did not make any additional payment after it determined that Mr. Basoff was not operating the business of Liteglow California in accordance with his agreement with the Company and standard business practices. Liteglow California terminated its B&B Associates business in March 1999, and has recorded an estimated loss of $382,899 from its investment in B&B Associates. The Company believes that this loss had a material adverse impact on the Company in 1999, but that the loss will not have a continuing adverse impact on the Company's business or operations in the future. The Company does not intend to engage in the future in the car alarm business. See Part 2, Item 2, "Legal Proceedings," for a description of the outstanding litigation among the Company, Liteglow California, and Mr. Basoff.

         Market Overview

         The retail automotive aftermarket products market is large and diverse. According to the United States Department of Commerce, Bureau of Economic Analysis, sales of automotive parts and accessories through automotive aftermarket retailers in the United States have increased to $15 billion in 1997, up 5.5% from the previous year. From 1988 to 1997, industry sales grew at an average of 5.4% annually. According to a 1998 market study published by the Specialty Equipment Market Association ("SEMA"), a national automotive equipment trade association, sales by manufacturers of specialty automotive equipment parts in the United States exceeded $6.85 billion in 1997, and the specialty automotive equipment parts market grew at an annual rate of nearly 8% from 1987 through 1997. The 1998 SEMA survey also found that in 1997 manufacturer sales of street performance specialty equipment products were $531 million, an increase of 5% from 1996 sales.

         The Company's business strategy is to direct its sales and marketing efforts to outlets that cater to the niche market of automotive and electronic enthusiasts purchasing automotive aftermarket accessories and specialty products. The Company believes that its products are unusual and, consequently, not sensitive to the normal discounting pressures faced by products that are more of a commodity-like nature and sold in more conventional outlets. In the year ended December 31, 1998, approximately 75% of the Company's sales were made to wholesalers and independent retailers of electronic and automotive products. The balance of the Company's sales during that period were made to mass merchandisers and chain stores.

         The Company employs several principal marketing programs to reach its targeted outlets. These programs, which are explained below under the caption "Distribution, Sales and Marketing," include the use of independent sales representatives nationally, a significant presence at the three principal industry trade shows held annually, the use of its internal telemarketing department, and advertising in magazines and trade publications.

         Business Strategy

         The business objective of the Company is to establish itself rapidly as the largest specialty distributor of 12-volt electronic auto accessories and to expand its position in the automotive aftermarket products market by introducing new products and expanding its presence in all channels of distribution. The Company plans to achieve its business objective by continuing to actively research and identify new and innovative products that it believes will provide attractive profit margins, promoting brand name recognition and maintaining a strong commitment to customer service. The Company's strategy to achieve this objective includes the following key elements:

         Innovative Products. The Company intends to focus its efforts on developing lines of accessory and specialty, rather than replacement, aftermarket products and to differentiate its product offerings by manufacturing or acquiring products incorporating the latest technology, innovative designs and advanced components. For example, the Company's Neon Under-Car Lighting Kits incorporate innovative electronic components and high impact glass of a standard that is higher than the industry norm.

         Quality Control; Brand Name Recognition. The Company is committed to providing high quality products. The Company closely monitors the manufacturing process of its suppliers and tests its products in order to assure quality and reliability, which the Company believes are critical elements for success in the automotive aftermarket products market. Historically, the Company's rate of return for defective products averages only approximately two to two and one-half percent of sales. However, in 1998 the Company lost approximately $300,000 to $400,000 in sales from defective neon under-car lighting kits as a consequence of what the Company believes to be a one-time problem with a Chinese supplier. The Company has changed its supplier for this product and has engaged persons in China to perform quality control inspections at manufacturing sites. The Company believes that by consistently offering high-quality products it will continue to build brand name recognition and loyalty. Brand name recognition is important because, among other things, brand name products often command premium prices but can be produced at relatively low cost, resulting in higher margins.

         Commitment to Multiple Product Categories. The Company is committed to consistently offering products in multiple categories in order to enhance loyalty among its customers and brand name recognition. In addition, the Company believes that by diversifying its product offerings it will be better able to respond more effectively to changes in consumer needs. The Company intends to increase its product offerings by entering into distribution agreements with manufacturers of products that meet the Company's criteria. In addition, the Company intends to identify and acquire single proprietary products and other manufacturers with promising product lines that lack sufficient resources or know-how to effectively market their products.

         Service Commitment. The Company emphasizes a high level of service in all aspects of its business, including identifying consumer demand for new products, providing fast and efficient product delivery, maintaining responsive warranty service, and maintaining product and market knowledge.

         Marketing. The Company's marketing efforts are conducted by Mr. Krumholz and, by Lou Wiener and Michael Krumholz, who are both vice presidents of the Company, and through independent sales representative agencies. The Company has recently developed an in-house telemarketing department.

         Products

         The Company currently markets a broad line of 12-volt, appearance-enhancing automotive accessories and related replacement parts to electronic dealers and specialty auto stores, including the following products:

         Neon Under-Car Lighting Kits: These kits contain two or four 25mm neon hi-impact neon light tubes. The two-tube kit contains two three-foot tubes and the four-tube kit contains two three-foot and two four-foot tubes. The lights are available in six brilliant colors and can be attached to spring loaded mounting brackets installed on the sides, front and back of a vehicle. The top surface of the tubes has chrome reflective foil for maximum lighting effect. The tubes are factory pre-wired for extra safety and simplified installation.

         Neon Lite Rods: The neon light rods are suitable for exterior and interior use on all vehicles, as well as boats. The light rods can be purchased in three sizes: the WARP-8 (eight-inch tubes), the WARP-15 (fifteen-inch tubes), and the WARP-24 (twenty-four inch tubes). Each light rod kit contains wire, one switch, one in-line fuse and built in electronic transformer plus hardware. All WARP neon light rods are available in six bright neon colors.

         Neon Shift Knobs: The Mood Glow neon shift knobs feature a 3-way switch, which turns the lighted knob on or off or causes it to flash. The shift knobs fit most standard shift vehicles, are easily installed and are available in six bright neon colors.

         Neon License Plate Frames: The neon license plate frames are made from high impact optical acrylic and have a 12-volt built-in transformer. The kits contain mounting hardware, instructions and a reversible frame for light diffusion. The neon license plate frames are available in eight bright neon colors.

         Strobe Lights: The Company's strobe lights can be used on all vehicles, including boats, snowmobiles and all-terrain vehicles. The strobe lights produce an intense flash twice per second making them an excellent emergency, safety light and back-up warning light. They also enhance alarm systems and can give dramatic under-car lighting effects.
The strobe lights are available in five bright colors.

         Mini-Beam Fog Light Kits: These kits consist of two fog lights that feature a hi-tech, unique ion-coated lens, an 50-watt halogen bulb, a compact aluminum housing, and plug-in connectors with relay, and are SAE, DOT and E-Mark approved. The glare free convex lens system creates a flat beam for excellent road illumination in inclement weather. Their lights are offered in a blue or yellow tint.

         Mini-Beam Driving Light Kits: These kits consist of two driving lights that feature a hi-tech ion-coated lens, an 85-watt halogen bulb, a compact, composite housing, and plug-in connectors with relay, and are SAE, DOT and E-Mark approved. The ion-coated lens increases the effectiveness of the light source. The lights are easily installed and fit most cars, trucks and off-road vehicles. The lights are offered in a blue or yellow tint.

         Neon Speaker Ring Kits: The Company manufactures 10-inch and 12-inch neon speaker ring kits. Each kit contains two speaker rings with built-in light dancer and a supersensitive switch unit which allows neon to dance to music. The speaker rings come in four colors.

         Light Dancer Music Interface: This product allows any 12-volt neon accessory to dance to music. This kit can be installed with any under car kit, neon tube, speaker ring assembly, antenna rod, neon shift knob, or other neon accessory.

         Black Light: The Company manufactures a 12-volt DC black light which enhances the intensity of colors by making them appear to glow in the dark. The kit consists of an 18-inch black light, switch, online fuse, and accessory wire and hardware.

         Standard Underbody Kit: The Company's Low Glow subsidiary manufactures a standard underbody kit in thirteen vibrant colors. Each kit contains two 48-inch tubes, two 32-inch tubes, mounting hardware, heavy duty on/off switch and an efficient power supply, and is all American made.

         Radicolor Underbody Kit: Low Glow's radicolor underbody kit is 100% American made and combines two or more colors in the same neon tube. The kit consists of two 48- inch tubes, two 42-inch tubes, mounting hardware, heavy duty on/off switch, and an American made power supply (transformer). It is presently the only multi-color neon underbody kit on the market.

         The Company has recently begun shipping several new accessory items, such as hang-up lighted dice, lighted soccer ball, lighted eight-ball, and a brand new lighted skeleton (battery powered). These accessories will be carried by auto accessory chains, mass merchandisers, retailers and mail order marketers.

         Management believes it understands the needs and preferences of consumers based on a combination of its own extensive experience and the continual input it receives from wholesales, retailers, auto enthusiasts and others regarding new products or improvements to existing products. The Company remains in close contact with its wholesalers, retailers and consumers through participation in industry trade shows and other events in order to anticipate new trends and introduce innovative accessories in advance of its competitors. As a result, the Company believes it is well positioned to introduce new products that are responsive to the needs of its customers and ultimate consumers.

         Distribution, Sales and Marketing

         Management is responsible for approximately 65% of the Company's sales revenues. In addition to the marketing and sales efforts of management, the Company currently markets and sells its products directly through independent sales representatives, who account for about 35% of sales revenues. As of December 31, 1998, the Company employed fifteen sales representative agencies having in the aggregate approximately eighty-five individual sales representatives. The sales representatives generally sell to customers on a non-exclusive territorial basis. They are paid monthly commissions averaging approximately 5% of all orders shipped to their accounts and are free to market products other than the Company's. All orders for the Company's products are processed and filled at the Company's executive offices and warehouse located at 2301 N.W. 33rd Court, Pompano Beach, Florida, and, as to Low Glow products, at Low Glow's office located at 2649 Mercy Drive, Orlando, Florida 32808. Although management believes that the use of independent sales representatives is an effective method to market its products, the Company intends to develop its own sales force and uses an in-house telemarketing staff to augment the marketing efforts of the independent sales representatives.

         All aspects of the Company's product development and advertising program are done in house. The Company's products are sold in distinctive, full-color, bilingual clamshell packaging designed to build brand name recognition and to easily identify the product as being supplied by the Company, regardless of the manufacturing source.

         The Company engages in direct consumer advertising and sells its products through major retailers such as Pep Boys, Trak Auto, J. C. Whitney Company, Circuit City, and Joe Amato's Keystone Warehouse. Presently, no retailer other than Circuit City accounts for more than 3% of annual sales. In 1998, the Company's sales to Circuit City accounted for nearly eight percent (8%) of its annual sales. The Company's export customers in Europe, Canada, South America and the Pacific Rim. The Company intends to seek sales agreements with other major retailers in order to increase its product distribution and sales.

         The Company regularly exhibits at major trade shows, including the Consumer Electronics, SEMA, and Automotive Parts and Accessories shows held annually in Las Vegas.

         Manufacturing and Sources of Supply

         The Company currently purchases its products from several manufacturers based in the Far East, principally China. The Company's Low Glow products are manufactured in the United States. The Company continues to maintain direct working relationships with its manufacturers and regularly monitors their performance. All products are randomly tested by the Company to assure quality and reliability. The Company works closely with its manufacturers to assure timely delivery of high-quality, low-cost products that meet the Company's specifications. By using outside manufacturers for its products, the Company is able to minimize capital expenditures while maintaining flexibility in response to changing production costs and market demands.

         The Company's products are manufactured according to management's projections of product sales based on recent sales results, current economic conditions and prior experience with manufacturing sources. In order to be able to quickly fill orders from customers, the Company must maintain significant inventories. The average lead time from the commitment to purchase products through production and shipment ranges from approximately 30 to 45 days. The Company acquires its products on a purchase order basis. As is common in the industry, the Company experiences short-term inventory shortages with respect to a limited number of products. However, management believes that inadequate working capital and financing lines of credit, rather than manufacturing difficulties, have been the primary cause for any inventory shortages. The Company has generally experienced no material difficulties in obtaining adequate quantities of most products from its manufacturers.

         Although the Company has an excellent relationship with its manufacturers, consistent with the general practice in the industry the Company has no long-term contracts with these manufacturers. The Company's suppliers require payment of the purchase price by wire transfer upon shipment. None of the Company's suppliers requires letter of credit financing. The Company believes that it could arrange for alternative suppliers within a reasonable time period on terms that would not be materially different from those currently available to the Company.

         The Company currently has a $400,000 line of credit from Colonial First Bank, Boca Raton, Florida. The line of credit bears interest at the rate of 2% over the prime rate of interest, is secured by a personal guarantee from Mr. Krumholz and expires on September 30, 2000. The Company uses the proceeds of this line of credit to finance purchases of products from its suppliers. The Company expects that upon the expiration of its line of credit the line of credit will be renewed.

         As a substantial portion of the Company's products are manufactured in the Far East, the availability and cost of products manufactured could be adversely affected if political or economic conditions in this region were to deteriorate. The cost of the Company's products could also be affected by the tariff structure imposed on imports or other trade policies of the United States or other governments, which could adversely affect the Company. The prices for products purchased by the Company are stated in United States dollars at the time orders are placed. As a result, the Company does not bear the risk of fluctuations in currency rates between the time its products are ordered and the time they are shipped.

         Competition

         The automotive aftermarket industry is highly fragmented and competitive. Key competitive factors in the automotive aftermarket include the ability to promptly fill orders from inventory, the range of unique products offered, and the speed and cost of product delivery. The Company intends to compete on these bases, as well as on the bases of product quality and brand name recognition. The Company competes with companies involved in the manufacture, assembly and distribution of aftermarket automotive products, some of which companies are substantially larger and have significantly greater resources than those of the Company. The cost of entry into the niche occupied by the Company today is rather substantial, including start-up costs, and tooling. In addition, many of the products that the Company offers are purchased on an exclusive basis from outside vendors. However, these exclusive vendor agreements are oral rather than written and the Company does not believe that they are enforceable.

         The Company does not believe that there is available information published by its competitors or industry sources concerning the market share or size of its competitors in the 12-volt electronic auto accessories market. Accordingly, the Company is unable to determine accurately its market share or its position among its competitors. However, based upon its experience in the auto accessories marketplace and discussions with retail outlets, the Company believes that its sales, range of products, and number of wholesale and of retail outlets make it one of the principal competitors in its market. The Company's principal competitors are American Auto Accessories in New York; Street Glow, Inc., in New Jersey; and Toucan Industries, Inc., in Florida.

         Trademarks

         In the course of its business, the Company employs, and intends to increase the usage of, various trademarks, trade names and service marks, including its logo, in the packaging and advertising of its products. The Company believes that the use of service marks, trademarks and trade names are of considerable value and importance to its business and intends to continue to protect and promote its marks as appropriate. The Company's Liteglow(R) and Low Glow(R) trademarks are registered with the United States Patent and Trademark Office. The Company believes that its trademarks and the associated recognition, reputation and customer loyalty will contribute to the success of the Company's business.

         Regulation

         Certain of the Company's operations are subject to governmental regulations. Compliance with federal, state, local and foreign laws and regulations has not had, and is not anticipated to have, a material adverse effect on the business of the Company. The Company believes that it is in material compliance with all such regulations, and is not aware of any regulatory initiatives that areas expected to have a material adverse affect on the business.

         Occasionally the Company had been made aware by a consumer that a state or local motor vehicle law has been interpreted and enforced to restrict or prohibit the use of a specialty light installed in a particular vehicle. In virtually all states, however, the installation of specialty lights on vehicles is not prohibited. The Company believes that the only states placing restriction on the use of specialty lights are Virginia, which restricts lights mounted on the front and rear of vehicles and Michigan, which restricts lights mounted on vehicle undercarriages. The Company does not believe these restrictions to have any material impact on sales.

         Employees

         As of December 31, 1999, the Company employed thirty-five persons, fifteen of whom are based at the Company's headquarters facility and twenty of whom work in its Orlando, Florida, manufacturing plant. The Company's employees are not represented by a union and the Company believes that its relations with its employees are good.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company leases an aggregate of 16,000 square feet of office and warehouse space within a 500,000 square foot industrial park located at 2301 N.W. 33rd Court, Pompano Beach, Florida 33069. Commencing May 1, 2000, the Company will move to premises of 23,000 square feet leased for three years at the same address. The Company's Low Glow subsidiary leases 3000 square feet of office, warehouse and manufacturing space in an industrial park located at 2649 Mercy Drive, Orlando, Florida 32808.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is a party to the following legal proceedings.

         In April 1999, Ronald Basoff d/b/a B&B Associates sued Liteglow Industries, Inc., and Spencer Krumholz in Los Angeles County, California, Superior Court. In May 1999 the Company sued Ronald Basoff individually and d/b/a B&B Associates, and his brother, David Basoff, in the same court. Both actions arose out of the acquisition of Ronald Basoff's automobile accessories business, B&B Associates, by the Company in 1998. The Basoff complaint alleges, among other things, breach of contract by the Company and seeks to recover damages and to foreclose on the assets sold by Mr. Basoff to the Company's subsidiary, Liteglow Industries of California, Inc. The complaint does not specify the dollar amount claimed and Mr. Basoff's counsel has advised the Company's counsel that no dollar amount has been established. The Company's complaint seeks, among other things, the appointment of a receiver and damages from Mr. Basoff. The action by Mr. Basoff also claims a breach of his employment agreement with Liteglow Industries of California, Inc. The Los Angeles County Superior Court has ordered arbitration of both matters in Fort Lauderdale, Florida, in accordance with the terms of the original asset purchase agreement between Liteglow Industries of California, Inc., and Ronald Basoff, and both California actions have been stayed pending completion of arbitration. The Company believes that Mr. Basoff's complaint against the Company is without merit. The Company intends to proceed with arbitration expeditiously and does not anticipate that either of these suits, nor the arbitration, will have a material adverse impact upon the Company. The Company intends to dispose of any B&B assets remaining after the conclusion of this litigation.

         The Company is a party to routine litigation incidental to its business from time-to-time.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of calendar year 1999.

                                    PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol LTGL.

         On January 13, 1999, the Company's common stock began trading on a basis reflecting its 1998 year-end 1 for 60 share reverse stock split. The following bid quotations have been reported for the period which began January 1, 1998, and ended September 30, 1999. All bid prices have been adjusted to reflect the Company's 1998 reverse stock split.

                                                  Bid Prices
                                                  ----------
         Period                                 High       Low
         ------                                 ----       ---

Quarter Ended March 31, 1998                    .10        .001
Quarter Ended June 30, 1998                     .082       .001
Quarter Ended September 30, 1998                .047       .*
Quarter Ended December 31, 1998                 .*         .*
Quarter Ended March 31, 1999                    .46        .201
Quarter Ended June 30, 1999                     .90        .21
Quarter Ended September 30, 1999                .625       .34
Quarter Ended December 31, 1999                 .59        .28

*        Less than $.001 per share.

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         The Company has been advised that 15 member firms of the NASD are currently acting as market makers for the common stock.

         As of April 6, 2000, there were 262 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

         As of April 6, 2000, there were 4,273,287 shares of common stock issued and outstanding. Of those shares 453,251 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of these restricted securities, 169,587 shares held by affiliates may be sold pursuant to a registration statement or pursuant to Rule 144.

         In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of
(i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

         The Company has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Years Ended December 31, 1999 and 1998.

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report on Form 10-KSB.

Results of Operations

         Net sales for the year ended December 31, 1999, increased to $5,618,892 compared to $2,895,013 for the year ended December 31, 1998. For those same periods cost of sales increased from $1,849,993 in 1998 to $2,816,523 in 1999, and gross profit increased from $1,040,520 in 1998 to $2,802,369 in 1999. The Company's selling, general and administrative expenses increased from $2,398,490 in 1998 to $2,505,169 in 1999. The Company had operating income of $297,200 in 1999 compared to an operating loss of $1,357,970. The Company had net income of $218,215 in 1999 compared to a net loss of $1,917,540 in 1998. The Company experienced a substantial increase in revenues in the year ended December 31, 1999, as it added additional business from existing customers, added new customers, and concentrated its marketing on its principal product lines.

Liquidity and Capital Resources

         Years Ended December 31, 1999 and 1998.

         Total current assets increased from $836,505 at December 31, 1998, to $1,557,790 at December 31, 1999, primarily as a result of substantial increases in accounts receivable, inventory and prepaid expenses. The Company's total assets increased from $1,347,106 at December 31, 1998, to $2,019,124 at December 31, 1999, primarily as a result of increased current assets.

         The Company's accounts payable increased from $134,663 at December 31, 1998, to $431,946 at December 31, 1999, substantially as a consequence of the Company's increased revenues in 1999 compared to its revenues in 1998. Total current liabilities increased from $794,624 at December 31, 1998, to $1,054,207 at December 31, 1999, primarily as a consequence of the increase in accounts payable and, also, the increase of current maturities of a note payable from $19,215 at December 31, 1998, to $168,967 at December 31, 1999.

         To meet increased costs associated with its increase in sales in 1999, the Company sold 1,350,000 shares of common stock for consideration of $275,000. The Company also sold shares of its common stock in the year ended December 31, 1998. The Company has claimed an exemption for these sales from the registration provisions of the Securities Act of 1933 pursuant to Regulation D, Rule 504. However, the Company believes that certain of these sales may have resulted in a violation of the registration provisions of Section 5 of the Securities Act of 1933, as the exemption provided by Rule 504 is limited, in any twelve month period, to $1,000,000. The Company has been advised by its counsel that persons who purchased shares directly from the Company in transactions that were not exempt from the registration provisions of Section 5 may have the right under state and federal securities laws to require the Company to repurchase the shares for the amount originally paid, plus interest. Based on the information available to the Company, the Company has calculated the possible exposure that existed for the Company in light of the potential civil liabilities described above. The Company determined that it could have been liable to shareholders purchasing securities from it in an amount of up to $738,500 at December 31, 1998. As the Company has been advised that there is a one year statute of limitations for any action brought for recision of the transactions which have been described, the amount of the Company's potential liability for recision was reduced by the passage of time, so that at December 31, 1999, the Company did not record any adjustment of its equity as being subject to potential redemption.

         The Company had net cash used by operating activities of $213,006 in 1999 compared to net cash used by operating activities of $1,491,189 in 1998. The Company realized net cash from financing activities of $253,851 in 1999 compared to $1,626,058 in 1998, and its cash at the end of 1999 increased to $112,005 compared to $68,296 at December 31, 1998. While the Company substantially decreased its negative cash flow from operations in 1999 compared to 1998, the Company's substantial increase in business in 1999 compared to 1998 created a need for additional financing. The Company has retained its existing revolving line of credit with a bank in the amount of $400,000. At December 31, 1999, the Company owed $400,000 on this line of credit, on which it pays interest at a rate of 10%. The Company is exploring additional and increased line of credit arrangements, and other financing opportunities in order to meet the cash requirements of its increase in sales. In the event that the Company is unable to obtain additional financing, it may be unable to continue its business expansion or to meet the current demand for its products.

         The Company believes that its results will continue to be subject to prevailing economic conditions, over which it has no control; to competition; and to the quality of its relationships with its suppliers and retailers. The Company anticipates that it will be able to compete effectively in the automotive accessories market through the merchandising and improvement of its existing products and the development of new products. The Company continues to develop new manufacturing sources to improve the quality and cost of its products.

Year 2000 Issues

         The Company presently believes that its computers are Y2K compliant and anticipates no Y2K impact in connection with its suppliers or customers. The Company continues to assess its Year 2000 compliance status and the compliance status of its suppliers and customers.

         Based on ongoing assessments through March 2000, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company also believes that any costs related to the Year 2000 issue will not be significant.

         In the event that the Company experiences Y2K problems, the Company will acquire such technical advice and new software and hardware as may be necessary to be compliant.

ITEM 7.       FINANCIAL STATEMENTS

         See the Index to Financial Statements on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth the names and ages of the Company's officers and directors. The directors of the Company are elected annually by the shareholders, and the officers are appointed annually by the board of directors.

Name                   Age       Position
----                   ---       --------

Spencer Krumholz       55        Chairman of the Board, President,
                                 Chief Executive Officer

Arlene Krumholz        54        Vice President, Secretary

Louis Wiener           62        Vice President, Chief Operating Officer

Michael Krumholz       27        Vice President-Sales and Marketing

         Spencer Krumholz has been Chairman and Chief Executive Officer of the Company and its predecessor since 1994. Mr. Krumholz founded K&S Speed Shop, which sold high performance and specialty automotive parts, in Long Island, New York, in 1961 and was its president from that time until 1972. In 1973, he founded Specialty Representatives, Inc., a sales representative agency which marketed and sold basic automotive accessories to major chains. Mr. Krumholz founded Tech Guard Industries, Ltd., in 1984 to market and sell a two-wire remote car alarm system, and served as the president of that company until 1990. In June 1991 Mr. Krumholz founded Koolglow Industries, Inc., to market and sell neon license plate frames. In December 1992 Mr. Krumholz sold Koolglow Industries, Inc., to Bluechip Computerware, a NASDAQ company.

         Arlene Krumholz has been an officer and director of the Company and its predecessor, Liteglow Industries, Inc., a Florida corporation, since 1994.

         Louis Wiener has been a graphic designer and artist for thirty-five years. He joined the Company's predecessor in 1994. Prior to that time, Mr. Wiener had his own independent graphics design business.

         Michael Krumholz joined the Company in 1997, when he graduated from college. He has a Masters Degree in sports marketing from the University of Miami. Mr. Krumholz works with and trains the Company's sales representatives.

         Directors are elected annually and hold office until the next annual meeting of the shareholders of the Company or until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. The Company does not pay any cash compensation for attendance at directors meetings or participation at directors functions.

Board of Directors

         All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

         The Company's By-Laws eliminate the personal liability of officers and directors to the fullest extent permitted by Delaware Law. The effect of such provision is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was lawful.

         There are no committees of the Board, which acts as the full Board with respect to any matter. No director receives any compensation for serving as a member of the Board of Directors.

         No compensation is paid to any director, as such, for his or her services, but, by resolution of the Board of Directors, a fixed sum or expense for actual attendance at each regular or special meeting by the Board may be authorized.

Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.      EXECUTIVE COMPENSATION

         The following tables and notes present for the three years ended December 31, 1999, the compensation paid by the Company to the Company's chief executive officer. No other executive officer of the Company received compensation which exceeded $100,000 during any of the three years ended December 31, 1999.

                           Summary Compensation Table

-----------------------------------------------------------------------------------------------
                                                              Long-Term Compensation
                                               ------------------------------------------------
                                                         Awards                  Payouts
                                               ------------------------------------------------
                                               Restricted    Securities
Name and Principal                             Stock         Underlying         All Other
Position                Year     Salary ($)    Award(s)($)   Options/SARs(#)    Compensation($)
(a)                     (b)      (c)           (f)           (g)                (i)(2)
-----------------------------------------------------------------------------------------------
Spencer Krumholz        1999     $105,700                                       $25,129
Chairman, President,    1998     $150,000      $55,000(1)    --                 $27,000
CEO                     1997     $75,000       ---           --                 $22,800
-----------------------------------------------------------------------------------------------

--------------
(1) The value of the restricted stock award has been determined by multiplying the shares of common stock into which Mr. Krumholz's 1,000,000 shares of Series A Convertible Preferred Stock are convertible by a value of .011 per share, which is the closing bid price of the Company's Common Stock on December 31, 1998. The bid price at December 31, 1998, does not reflect the Company's 1 share for 60 share reverse stock split which occurred prior to that date and which was not reflected in the trading price for the common stock until January 13, 1999. Shares of Common Stock were issued to Mr. Krumholz and members of his family in 1998 and 1997. The issuances were rescinded in December 1998 and the Company recorded no compensation for the issuance of the Common Stock. See Note 11 to the Company's audited consolidated financial statements.
(2) Consists of cash payments for premiums on life insurance policies owned by Mr. Krumholz, health insurance premiums, and payments for Company-owned or leased vehicles used by Mr. Krumholz.

---------------

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of December 1, 1999. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Name and Address of                 Number of Shares                Percentage
Beneficial Owner                    of Beneficially Owned       Ownership of Class
----------------                    ---------------------       ------------------
Spencer Krumholz(1)(2)(3)                5,087,918                   56.97%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

Arlene Krumholz(1)(3)                       79,168                    2.01%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

Michael Krumholz(4)                          1,667                     .04%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

Louis Weiner(1)                                834                     .02%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

All Executive Officers                   5,169,587                   57.88%
and Directors as a group
(4 persons)(2)

-----------------------
(1)      Officer and Director.
(2) Pursuant to Rule 13d-3, includes 5,000,000 shares of Common Stock into which Mr. Krumholz's 1,000,000 shares of Preferred Stock are convertible.
(3) Spencer Krumholz and Arlene Krumholz are husband and wife. Mrs. Krumholz disclaims beneficial ownership of her husband's shares of both Common and Preferred Stock.
(4)      Officer. Michael Krumholz is the son of Spencer and Arlene Krumholz.

-----------------------

         The Company has authorized, issued and outstanding 1,000,000 shares of preferred stock, all of which are designated Series A Convertible Preferred Stock and are owned of record and beneficially by Spencer Krumholz. See Item 8, "Description of Securities," for a description of the Series A Convertible Preferred Stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 8, 1996, the Company merged with Liteglow Florida. In connection with the merger, the shareholders of Liteglow Florida received 123,083 shares of the Company's common stock.

         In 1997 and 1998, the Company issued approximately 941,667 shares of common stock to Spencer Krumholz and family members for services. The shares issued to these persons during 1997 and 1998 were rescinded retroactively in December 1998. Subsequent to that recision, on December 31, 1998, Mr. Krumholz was issued 1,000,000 shares of Series A Convertible Preferred Stock for services performed in 1997 and 1998, which services the Company valued at $50,000.

         The Company employs both Spencer Krumholz and his son, Michael Krumholz on a salaried basis. Neither Spencer nor Michael Krumholz has a written employment agreement with the Company.

         In October 1997, the Company redeemed 20,833 shares of the Company's common stock for $187,500 in settlement of a portion of an outstanding receivable from Mr. Krumholz, which was incurred over a period of time. At December 31, 1999, Spencer Krumholz had no loans outstanding from the Company.

                                    PART III

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.       Description
-----------       -----------
2.1               Plan and Agreement of Merger*
3.1               Articles of Incorporation, as amended*
3.2               By-Laws*
4.1               Form of common stock certificate*
4.2               Form of preferred stock certificate*
10.1              Merger Agreement and Plan of Reorganization dated October 10,
                  1997, by and among KJK Marketing, Inc., Liteglow Industries,
                  Inc., Liteglow Acquisition Corp., and Keith and Judith
                  Kowatch (without exhibits)*
10.2              Asset Purchase Agreement dated September 15, 1998, by and
                  between Ronald Basoff individually and d/b/a B&B Associates, and Liteglow Industries of California, Inc. (without
                  exhibits)*
10.3              Business Consulting Agreement dated November 11, 1999, between
                  Xcel Associates, Inc., and Liteglow Industries, Inc.*
27.1              Financial Data Schedule (for SEC use only)

         * Included in Form 10-SB filed August 19, 1999.

(b)      Form 8-K

The Company filed no reports on SEC Form 8-K for the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LITEGLOW INDUSTRIES, INC.



Dated: April 12, 2000                 By:    /s/ Spencer Krumholz
                                         --------------------------------------
                                             Spencer Krumholz, President


Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


         Signature                   Title                       Date
         ---------                   -----                       ----


   /s/ Spencer Krumholz              President, Director         April 12, 2000
----------------------------
Spencer Krumholz


  /s/ Arlene Krumholz                Vice President, Secretary   April 12, 2000
-----------------------------        and Director
Arlene Krumholz


  /s/ Louis Weiner                   Vice President, Chief       April 12, 2000
-----------------------------        Operating Officer and
Louis Weiner                         Director

                            LITEGLOW INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS





Independent Auditor's Report...............................................   1

Consolidated Financial Statements:

    Consolidated Balance Sheets............................................ 2-3

    Consolidated Statements of Operations..................................   4

    Consolidated Statements of Changes in Stockholders' Equity (Deficit)... 5-6

    Consolidated Statements of Cash Flows..................................   7

    Notes to Consolidated Financial Statements.............................8-17

                       DASZKAL BOLTON MANELA DEVLIN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

      2401 N.W. BOCA RATON BOULEVARD, SUITE 100 @ BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236



JEFFREY A. BOLTON, CPA, P.A.                    MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                    OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA



                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Liteglow Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Liteglow Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Liteglow Industries, Inc. and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liteglow Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                         /s/ DASZKAL BOLTON MANELA DEVLIN & CO.




Boca Raton, Florida
January 28, 2000

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                     ASSETS


                                    1999            1998
                                 ----------      ----------
Current assets:
   Cash                          $  112,005      $   68,296
   Accounts receivable, net         571,274         245,964
   Inventory, net                   660,028         457,634
   Prepaid expenses                 135,483          64,611
   Deferred tax asset                79,000              --
                                 ----------      ----------
       Total current assets       1,557,790         836,505
                                 ----------      ----------

Property and equipment, net         224,885         228,245
                                 ----------      ----------

Other assets:
   Goodwill, net                    197,944         209,097
   Advances to stockholder               --          58,355
   Deposits                          38,505          14,904
                                 ----------      ----------
       Total other assets           236,449         282,356
                                 ----------      ----------

       Total assets              $2,019,124      $1,347,106
                                 ==========      ==========





          See accompanying notes to consolidated financial statements.

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                     1999              1998
                                                                 -----------       -----------
Current liabilities:
   Line-of-credit                                                $   400,000       $   380,000
   Accounts payable                                                  431,946           134,663
   Accrued liabilities                                                13,511           142,684
   Accrued loss on disposal of subsidiary                             17,606           105,088
   Loans payable - stockholder                                         8,183                --
   Current maturities of note payable                                168,967            19,215
   Current maturities of capital leases                               13,994            12,974
                                                                 -----------       -----------
       Total current liabilities                                   1,054,207           794,624
                                                                 -----------       -----------

Long-term liabilities:
   Long-term debt net of current maturities                           46,142           140,716
   Capital leases payable, net of current maturities                  22,447            26,216
   Deferred tax liabilities                                           60,897                --
                                                                 -----------       -----------
       Total long-term liabilities                                   129,486           166,932
                                                                 -----------       -----------

       Total liabilities                                           1,183,693           961,556
                                                                 -----------       -----------

Equity subject to potential redemption                                    --           738,500
                                                                 -----------       -----------

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, authorized
       1,000,000 shares; issued and outstanding
       1999 and 1998 - 1,000,000 shares                                1,000             1,000
   Common stock, $0.001 par value; authorized,
       10,000,000 shares  issued and outstanding
       1999- 4,273287 and 1998 - 2,376,740                             4,273             2,377
   Additional paid-in capital                                      3,376,538         2,408,268
   Accumulated deficit                                            (2,546,380)       (2,764,595)
                                                                 -----------       -----------
       Total stockholders' equity (deficit)                          835,431          (352,950)
                                                                 -----------       -----------
       Total liabilities and stockholders' equity (deficit)      $ 2,019,124       $ 1,347,106
                                                                 ===========       ===========






          See accompanying notes to consolidated financial statements.

            LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                      1999              1998
                                                                  -----------       -----------
Revenues                                                          $ 5,618,892       $ 2,890,513

Cost of sales                                                       2,816,523         1,849,993
                                                                  -----------       -----------

Gross profit                                                        2,802,369         1,040,520

Selling, general and administrative expenses                        2,505,169         2,398,490
                                                                  -----------       -----------

Operating income (loss)                                               297,200        (1,357,970)
                                                                  -----------       -----------
Other expenses:
     Interest expense                                                 (57,530)          (43,384)
     Other expense                                                    (30,000)               --
     Loss on disposal of assets                                        (9,558)          (90,186)
                                                                  -----------       -----------
         Total other expenses                                         (97,088)         (133,570)
                                                                  -----------       -----------

Income (loss) from continuing operations before income taxes          200,112        (1,491,540)

Provision (benefit) for income taxes                                  (18,103)               --
                                                                  -----------       -----------

Income (loss) from continuing operations                              218,215        (1,491,540)
                                                                  -----------       -----------
Discontinued operations (Note 18)
     Loss from operations of discontinued subsidiary
     B&B Associates                                                        --           (43,111)

     Estimated loss on disposal of B&B Associates,
     provision for 1999 losses including provision of
     $105,088 for operating losses during phase out period                 --          (382,889)
                                                                  -----------       -----------

Net income (loss)                                                 $   218,215       $(1,917,540)
                                                                  ===========       ===========

Net income (loss) per share:
     BASIC
     Income (loss) from continuing operations                     $      0.06       $     (0.86)
     Income (loss) from discontinued operations                            --             (0.24)
                                                                  -----------       -----------
     Net basic income (loss) per share                            $      0.06       $     (1.10)
                                                                  ===========       ===========

     DILUTED:
     Income (loss) from continuing operations                     $      0.03       $     (0.86)
     Income (loss) from discontinued operations                            --             (0.24)
                                                                  -----------       -----------
     Net diluted income (loss) per share                          $      0.03       $     (1.10)
                                                                  ===========       ===========

Weighted average common shares outstanding
     Basic                                                          3,700,450         1,743,572
                                                                  ===========       ===========
     Diluted                                                        8,700,450         1,743,572
                                                                  ===========       ===========



          See accompanying notes to consolidated financial statements.

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                                                                       Total
                                          Preferred                    Common             Additional                 Stockholders'
                                   ---------------------      ------------------------     Paid-in     Accumulated     Equity
                                     Shares       Amount         Shares       Amount       Capital       Deficit      (Deficit)
                                   ---------      ------      -----------    ---------    ----------  ------------   -------------
Balance, January 1, 1998                --        $   --       48,646,064    $  48,646    $1,340,799   $  (847,055)   $   542,390

Repurchase and retirement of
  common stock                          --             --     (15,475,000)     (15,475)       15,475            --             --

Issuance of common stock for
  purchase of subsidiary                --             --       1,000,000        1,000        99,000            --        100,000

Issuance of common stock                --             --     110,578,333      110,578     1,627,922            --      1,738,500

Issuance of preferred stock
  for services                   1,000,000          1,000              --           --        49,000            --         50,000

Repurchase of common stock              --             --      (2,145,000)      (2,145)     (125,655)           --       (127,800)
                                 ---------         ------    ------------      -------    ----------   -----------    -----------

Subtotal                         1,000,000          1,000     142,604,397      142,604     3,006,541      (847,055)     2,303,090

Reverse stock split (Note 12)           --             --    (140,227,657)    (140,227)      140,227            --             --

Equity subject to potential
  redemption                            --             --              --           --      (738,500)           --       (738,500)

Net loss                                --             --              --           --            --    (1,917,540)    (1,917,540)
                                 ---------         ------    ------------      -------    ----------   -----------    -----------

Balance, December 31, 1998       1,000,000         $1,000       2,376,740      $ 2,377    $2,408,268   $(2,764,595)   $  (352,950)
                                 =========         ======    ============      =======    ==========   ===========    ===========


          See accompanying notes to consolidated financial statements.

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                                                                        Total
                                         Preferred                    Common             Additional                  Stockholders'
                                   ---------------------      -----------------------      Paid-in     Accumulated      Equity
                                     Shares       Amount         Shares       Amount       Capital       Deficit       (Deficit)
                                   ---------      ------      -----------    ---------    ----------  ------------   -------------

Balance, January 1, 1999         1,000,000         $1,000       2,376,740      $ 2,377    $2,408,268   $(2,764,595)   $  (352,950)

Issuance of common stock                --             --       1,350,000        1,350       273,650            --        275,000

Stock issued for services               --             --         400,000          400        93,600            --         94,000

Deferred compensation for
  services                              --             --              --           --       (37,334)           --        (37,334)

Note substituted for value
  of shares in acquisition
  of subsidiary                         --             --              --           --      (100,000)           --       (100,000)

Additional shares issued to
  adjust share value assigned
  for acquisition of subsidiary         --             --          92,200           92           (92)           --             --

Correction of repurchase and
  retirement of common stock            --             --           4,347            4            (4)           --             --

Settlement of shareholder
  claim                                 --             --          50,000           50           (50)           --             --

Reinstatement of 1998 equity
  subject to potential
  redemption                            --             --              --           --       738,500            --        738,500

Net income                              --             --              --           --            --       218,215        218,215
                                 ---------         ------    ------------      -------    ----------   -----------    -----------
Balance, December 31, 1999       1,000,000         $1,000       4,273,287      $ 4,273    $3,376,538   $(2,546,380)   $   835,431
                                 =========         ======    ============      =======    ==========   ===========    ===========



          See accompanying notes to consolidated financial statements.

              LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                      1999              1998
                                                                  -----------       -----------
Cash flows from operating activities:
      Net income (loss)                                           $   218,215       $(1,917,540)
      Adjustments to reconcile net income (loss) to net cash
        used by operating activities:
        Depreciation and amortization                                  62,207            45,036
        Loss on disposal of assets                                      9,558            90,186
        Deferred income taxes                                         (18,103)               --
        Compensation paid in preferred stock                               --            50,000
        Compensation paid in common stock                              56,667                --
        Allowance for doubtful accounts                                 4,211            (8,342)
        Allowance for inventory obsolescence                           (2,031)           41,500
        Estimated loss on disposal of subsidiary                           --           382,889
       Loss from operations of discontinued subsidiary                     --            43,111
      Changes in operating assets and liabilities net of
        effects from purchase of subsidiary:
        Accounts receivable                                          (329,521)          (74,762)
        Inventory                                                    (200,363)          (92,179)
        Prepaid expenses                                              (70,872)          (22,011)
        Deposits and other assets                                     (23,601)            5,796
        Accounts payable                                              297,283          (161,634)
        Accrued loss on subsidiary                                    (87,482)               --
        Accrued liabilities                                          (129,174)          126,761
                                                                  -----------       -----------
Net cash used by operating activities:                               (213,006)       (1,491,189)
                                                                  -----------       -----------
Cash flows from investing activities:
      Proceeds from sale of equipment                                  25,000                --
      Purchase of subsidiary                                               --           (50,000)
      Purchases of property and equipment                             (22,136)          (64,821)
                                                                  -----------       -----------
Net cash provided by (used in) investing activities                     2,864          (114,821)
                                                                  -----------       -----------
Cash flows from financing activities:
      Loans from (to) shareholder, net                                 71,947           (70,480)
      Borrowings on line-of-credit                                     20,000           195,000
      Repayments on line-of-credit                                         --           (85,000)
      Repayment of note payable                                       (98,087)          (14,228)
      Repayment of capital leases                                     (15,009)           (9,934)
      Issuance of common stock                                        275,000         1,738,500
      Rescission of common stock previously issued                         --          (127,800)
                                                                  -----------       -----------
Net cash provided by financing activities                             253,851         1,626,058
                                                                  -----------       -----------
Net increase in cash                                                   43,709            20,048
Cash at beginning of year                                              68,296            48,248
                                                                  -----------       -----------
Cash at end of year                                               $   112,005       $    68,296
                                                                  ===========       ===========




          See accompanying notes to consolidated financial statements.

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1  - ORGANIZATION AND NATURE OF BUSINESS

The accompanying consolidated financial statements represent those of Liteglow Industries, Inc. and subsidiaries (the "Company"). The Company was incorporated April 25, 1984, in the State of Utah. The Company primarily engages in the business of designing, manufacturing and marketing a diverse line of automotive aftermarket accessory and specialty products. The Company initially focused its efforts on developing a line of 12-volt automotive accessories designed to enhance vehicle appearance, including neon license plate frames and neon under-car lighting kits. More recently, the Company has expanded its product offerings to include automotive products such as driving lights and fog lights.

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Operations for the subsidiaries acquired are included in the consolidated results of operations since the date of acquisition.

INVENTORY

Inventory primarily consists of merchandise held for sale and is stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

ADVERTISING

Advertising costs are expensed when incurred. The advertising cost incurred for the years ended December 31, 1999 and 1998 was $142,648 and $206,441, respectively.

EARNINGS PER SHARE

Earnings per share are computed based on the weighted average number of common shares outstanding during the year after taking into effect the stock split effective December 31, 1998. (See Note 12). Convertible preferred shares outstanding are common stock equivalents and are included in the calculation of earnings per share to the extent they are dilutive using the treasury-stock method. Basic and diluted earnings per share are the same for the year ended 1998.

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investment purchases with an original maturity date of three months or less to be cash equivalents.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivables are recorded net of an allowance for doubtful accounts of $33,626 and $29,415 for December 31, 1999 and 1998, respectively.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, cash equivalents, accounts receivable, accounts payable, and notes payable approximates fair value because of their short maturities.

NOTE 5 - MERGERS AND ACQUISITIONS

KJK MARKETING, INC. ACQUISITION

On October 10, 1997, the Company's wholly owned subsidiary, Liteglow Acquisition Corp. merged with KJK Marketing, Inc., d/b/a Lowglow Neon Industries, with Liteglow Acquisition Corp. being the surviving entity. As consideration, the Company paid $50,000 in cash, $50,000 note payable due 30 days after the close, and 7,500 shares, post-reverse split, of common stock with an agreed upon market value of $150,000 on October 10, 1999, for a total purchase price of $250,000. If the total market value of the shares were less than $150,000 on October 10, 1999, the Company agreed to issue additional shares valued at the difference between the then market price and the guaranteed amount. The acquisition was accounted for using the purchase method of accounting. The results of operation are included in the consolidated statement operations since the date of acquisition. Goodwill of $223,050 was recorded in this transaction, which is being amortized over 20 years using the straight-line method.

At October 10, 1999, the Company issued an additional 92,200 shares to bring the value of common stock to $50,000 and a note payable to the shareholders of KJK Marketing, Inc. for $100,000 was issued to aggregate a value of $150,000. See Notes 8 and 12.

B & B ASSOCIATES ACQUISITION

On September 25, 1998, the Company, through a wholly owned subsidiary, acquired the assets and assumed the liabilities of B&B Associates. As consideration, the Company paid $50,000 in cash, issued a note payable for $100,000, payable in two installments of $50,000 each, due July 1 and July 31, 1999, and issued 16,667 shares, post-reverse split, of the Company's common stock with an agreed upon market value of $100,000, for a total purchase price of $250,000. The Company's asset purchase agreement provided that, if the total market value of the shares were less than $100,000 on the second anniversary of the closing, the Company agreed to issue additional shares valued at the difference between the then market price and the guaranteed amount. The acquisition was accounted for using the purchase method of accounting. Goodwill of $250,000

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


has been recorded in this transaction, which is being amortized over 20 years using the straight-line method. At December 31, 1998, the Company has recorded the disposal of this acquisition. See Note 18.

NOTE 5 - MERGERS AND ACQUISITION, CONTINUED

The Company is currently in litigation with the former owner-operator, with whom the Company has an employment contract to manage the operations of B&B Associates. As a result of the litigation and the loss of control over the daily operations, the acquired subsidiary's assets and operations are not included in the consolidated financial statements. The Company has discontinued the operations of the subsidiary and has recorded estimated losses of $382,889 at December 31, 1998 for the 1999 phase-out period. See Note 18.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:


                                       1999            1998
                                    ---------       ---------

Automobile                          $  90,310       $  86,059

Machinery and equipment               108,145         126,455

Equipment under capital lease          96,505          48,203

Furniture and fixtures                  3,615           3,615

Leasehold improvements                 13,066          13,066
                                    ---------       ---------
                                      311,641         277,398
                                    ---------       ---------
Less: accumulated depreciation
    and amortization
                                      (86,756)        (49,153)
                                    ---------       ---------

Property and equipment, net         $ 224,885       $ 228,245
                                    =========       =========


Depreciation and amortization were $51,054 and $33,883 for the years ended December 31, 1999 and 1998, respectively.

NOTE 7 - LINE-OF-CREDIT

The Company has established a $400,000 revolving line-of-credit with a bank. The line-of-credit carries a variable interest rate, which is the prime rate plus
1.5 percent and is due February 27, 2000. The line-of-credit is collateralized by the assets of the Company and is guaranteed by major stockholders. At December 31, 1999, the Company owed $400,000 on this line-of-credit, and the interest rate was 10%.

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following at December 31:



                                                                                 1999             1998
                                                                               ---------       ----------

        Note payable, monthly payments of $861,
            including interest at 8.8%, due June 2002                          $      --       $  30,780

        Note payable, monthly payments of $500,
            including interest at 13%, due December 1999                              --           5,534

        Note payable, monthly payments of $333,
            including interest at 10.9%, due April 2002                            8,303              --

        Note payable, monthly payments of $182,
            including interest at 12.9%, due May 2002                              4,514              --

        Note payable, monthly payments of $781,
            including interest at 8.3%, due March 2004                             33,447             --

        Note payable, monthly payments of $621,
            including interest at 8%, due August 2002                              17,845         23,617

        Note payable, non-interest bearing, due July 1999
            for acquisition of B&B Associates                                      85,000        100,000

        Note payable, monthly payments of $7,000, including
            interest at 5%, due October 2000                                       66,000             --
                                                                                ---------      ---------

                                                                                  215,109        159,931
            Less:  current maturities                                            (168,967)       (19,215)
                                                                                ---------      ---------

            Long-term debt, net of current maturities                          $  46,142       $ 140,716
                                                                               =========       =========


Long-term debt maturities for the next five years are as follows:


                      Years Ending
                      December 31,
                      -------------
                          2000                         $  168,967
                          2001                             19,674
                          2002                             15,376
                          2003                              8,780
                          2004                              2,312
                                                       ----------
                              Total                    $  215,109
                                                       ==========

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9 - LEASE COMMITMENTS

The Company leases its corporate offices and warehouse space under long-term operating lease agreements. The rental expense amounted to $103,686 and $56,288 for the years ended December 31, 1999 and 1998, respectively. The Company's leases for office and warehouse space expired at December 31, 1999. The Company is renting on a month-to-month basis.

The Company has signed a five-year lease, effective April 1, 2000, for a new location. The Company will move into these new facilities at that time. The future minimum lease payments are presented below under new operating leases.

The Company is obligated under various capital leases. The leased property under capital leases as of December 31, 1999, has a cost of $48,203 and amortization of $9,516. Amortization of the leased property is included in depreciation expense.

Future minimum lease payments for these leases are as follows:




                                                                                              New
                                       Years Ending                  Capital               Operating
                                       December 31,                   Leases                 Leases
                                       ------------                 -----------            -----------

                                           2000                     $    18,071            $   127,975
                                           2001                          13,170                174,473
                                           2002                          11,890                179,707
                                           2003                             666                185,098
                                           2004                              --                190,651
                                        Thereafter                           --                 46,614
                                                                    -----------           ------------
              Total minimum lease payments                               43,797           $    904,518
                                                                                          ============
              Less: amount representing interest                         (7,356)

              Present value of net minimum lease
                  payments                                               36,441
              Less: current maturities                                  (13,994)
                                                                   ------------
                        Long-term obligation                       $     22,447
                                                                   ============






NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material effect on its financial condition or results of operations.
See Notes 5 and 18.


NOTE 11 - EQUITY SUBJECT TO POTENTIAL REDEMPTION

During the year ended December 31, 1998, the Company sold shares of its common stock and received proceeds of $1,738,500 from those sales. The Company has claimed an exemption for these sales from the

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


registration provisions of the Securities Act of 1933 pursuant to Regulation D, Rule 504. The Securities and Exchange Commission has advised the Company that certain of these sales may have resulted in the

NOTE 11 - EQUITY SUBJECT TO POTENTIAL REDEMPTION, continued

violation of the registration provisions of Section 5 of the Securities Act of 1933, as the exemption provided by Rule 504 is limited, in any twelve month period, to $1,000,000 of sales, less deductions for violations of Section 5 and other sales of securities under Section 3(b) of the Securities Act of 1933. The Company has been advised by its counsel that persons who purchased shares from the Company in transactions that were not exempt from the registration provisions of Section 5 may have the right under state and federal securities laws to require the Company to repurchase their shares for the amount originally paid, plus interest. The Company disputes any such liability. Notwithstanding the Company's position, based on the best information available to the Company, the Company has calculated a range of possible, but disputed, exposure that exists for the Company in light of the disputed civil liabilities described above. Accordingly, in the event that these disputed civil liabilities were successfully asserted, the Company could be liable to those shareholders purchasing securities directly from the Company in an amount, which the Company and the staff of the SEC have determined was a maximum of $738,500 at December 31, 1998, and $0 at December 31, 1999.

NOTE 12 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUED FOR CASH

During 1998, the Company issued 110,578,333 shares of common stock, pre-reverse stock split, through a Regulation D offering. The price of the stock had an average price of $.016 per share throughout the year. The total amount obtained from the issuance of these common shares was $1,738,500.

During 1999, the Company issued 1,350,000 shares of its common stock through a Regulation D offering. The price of the stock had an average range of $.019 to $0.40 per share. The total amount obtained from the issuance of these common shares was $275,000.

NON-CASH STOCK TRANSACTIONS

The Company issued 1,000,000 shares of common stock, pre-reverse stock split, as part of the consideration for B & B Associates in September 1998. These shares were assigned a value of $0.10 per share.

During 1999, the Company issued 400,000 shares of stock for consulting services, approximating $94,000. Some of these services will be performed in the future; therefore, the Company recorded deferred consulting fees expense of $37,333, which was off-set against equity for financial statement presentation.

On December 14, 1999, the Company issued 50,000 shares of its common stock in settlement of a shareholder's claim regarding previously issued stock not appearing on the transfer agent's records. The Company also paid an additional consideration of $30,000 to the shareholder.

On December 14, 1999, the Company issued 92,200 shares of its common stock to bring the value of common stock previously issued to $50,000 in accordance with the purchase agreement with KJK Marketing, Inc. in 1997. The previous value assigned to the common stock in 1997 was $150,000. The Company gave a note for the difference of $100,000 and recorded a corresponding reduction in Additional Paid-In Capital. The note has a balance due of $66,000 at December 31, 1999. See Notes 5 and 8.

At December 17, 1998, the Company created and authorized 1,000,000 shares, par value $.001 per share of Series A Convertible Preferred Stock. The preferred stockholders are entitled to the number of votes equal to the number of whole shares of common stock into which the preferred shares are convertible. The

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


preferred shares are convertible into 5 shares of common stock, post-reverse stock split, or 5,000,000 shares of common stock, without the payment of additional consideration. The holders of Preferred Stock have a liquidation preference equal to $.10 per share of Preferred Stock, plus accrued and unpaid dividends, if any, and interest thereon. The Preferred Stock does not have a dividend preference.

NOTE 12 - STOCKHOLDERS' EQUITY, continued

PREFERRED STOCK, CONTINUED

The Company has issued the 1,000,000 shares of the preferred stock to the President of the Company. This transaction resulted in $50,000 of compensation expense to the President, which is included in the statement of operations at December 31, 1998. In addition, this transaction resulted in the President obtaining voting control of the Company.

STOCK SPLIT

On December 14, 1998, the Company's Board of Directors authorized a 1-for-60 reverse stock split effective December 31, 1998 for stockholders of record on December 31, 1998. This reverse split resulted in the retirement of 140,227,657 shares of common stock.

NOTE 13 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in what it believes to be credit worthy financial institutions. The balances, at times, may exceed federally insured limits. At December 31, 1999 and 1998, the Company was within the insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes its trade accounts receivable exposure is limited.

NOTE 14 - RELATED PARTY TRANSACTIONS

                At December 31, 1999 and 1998, the transactions involving the stockholder/officer are summarized below:


                                                      1999             1998
                                                    ---------        ---------
     Beginning balance                              $  58,355        $  57,811
     (Loans from) advances to stockholder, net        (66,538)             544
                                                    ---------        ---------

     Ending balance                                 $  (8,183)       $  58,355
                                                    =========        =========

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                      1999             1998
                                                    ---------        ---------
Cash paid during the year for:
     Interest                                       $  55,699        $  33,003
                                                    =========        =========
     Income taxes                                   $      --        $      --
                                                    =========        =========

Non-cash investing and financing transactions
     Acquisition of equipment                       $  82,252        $  74,003
     Equipment loans                                  (47,855)         (35,902)
     Capital leases payable                           (12,261)         (35,953)
                                                    ---------        ---------
     Cash down payment for equipment                $  22,136        $   2,148
                                                    =========        =========


NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION, continued


                                                      1999             1998
                                                    ---------        ---------
     Issuance of common shares for the purchase
         of subsidiary                              $      --        $ 100,000
                                                    =========        =========
     Issuance of preferred stock for compensation   $      --        $  50,000
                                                    =========        =========
     Issuance of common shares for services         $  94,000        $      --
                                                    =========        =========


NOTE 16 - GOODWILL

Goodwill of $223,050, net of $25,105 of amortization, represents the amount by which the purchase price of businesses acquired exceeds the fair market value of their net assets under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 20 years. The Company periodically evaluates the realizability of goodwill and other intangible assets to determine whether any impairment has occurred in the value of such assets. Impairments are recognized when the present value of the future cash flow is less than the carrying value of goodwill.

Amortization expense for both of the years ended December 31, 1999 and 1998 was $11,152.

NOTE 17 - INCOME TAXES

The provision (benefit) for income taxes includes these components:



                                                      1999             1998
                                                    ---------        ---------
                     Current                        $      --        $      --
                     Deferred                         (18,103)              --
                                                    ---------        ---------
                          Total                     $ (18,103)       $      --
                                                    =========        =========

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


A reconciliation of income tax expense at the statutory rate of the Company's actual income tax expense is shown below:



                                                      1999            1998
                                                  -----------      -----------

     Computed at the statutory rate (39.5%)       $    79,045      $  (757,215)
     Increase (decrease) resulting from:
         Non-deductible expenses                        5,694          166,986
         State income taxes and other, net
           of federal tax benefit                     (47,066)        (164,876)
         Net operating loss carryforward applied      (37,673)              --
         Change in deferred tax asset
           valuation allowance                        (18,103)         755,105
                                                  -----------      -----------
         Provision (benefit) for income taxes     $   (18,103)     $        --
                                                  ===========      ===========




NOTE 17 - INCOME TAXES, continued


The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                      1999            1998
                                                  -----------      -----------
     Deferred tax assets:
         Allowance for doubtful accounts          $    13,282      $    19,415
         Loss on disposal of subsidiary                    --          151,285
         Net operating loss carryforward              785,627          841,227
                                                  -----------      -----------
                                                      798,909        1,011,927
                                                  -----------      -----------

     Deferred tax liabilities:
         Accumulated depreciation                     (18,000)          (9,544)
         Accrued expense on disposal of
           subsidiary                                 (42,897)              --
                                                  -----------      -----------

                                                      (60,897)          (9,544)
                                                  -----------      -----------

     Net deferred tax asset before
       valuation allowance                            738,012        1,002,383
                                                  -----------      -----------
     Valuation allowance:
         Beginning balance                         (1,002,383)              --
         (Increase) decrease during the
         period                                        282,474      (1,002,383)
                                                  -----------      -----------
         Ending balance                               (719,909)     (1,002,383)

     Net deferred tax asset                       $    18,103      $        --
                                                  ===========      ===========


The Company has the following net operating loss carryforwards:


                    Year
                  Expiring
                  --------
                   2012                 $  481,075
                   2013                  1,500,345
                                        ----------
                         Total          $1,981,420
                                        ==========

                   LITEGLOW INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 18 - DISCONTINUED OPERATIONS

At September 25, 1998, the Company acquired B & B Associates in California for $250,000. See Note 5. The seller maintained the management of the acquired subsidiary. Disputes arose over the reporting of operations by the subsidiary to the Company. Consequently, the Company has not made note payments to the former owner. The parties are litigating their disputes. The subsidiary has incurred a loss at December 31, 1998 of approximately $43,000. The company has decided to dispose of its investment in the subsidiary.

At December 31,1998, the company had estimated $382,889 as costs of disposal and loss from operations during the disposal period estimated to be September 30, 1999. At December 31, 1999, the Company had incurred disposal costs of approximately $87,000 charged to the prior year accrued loss on disposal of subsidiary.

NOTE 19 - EARNINGS PER SHARE

The earnings per share on outstanding common stock is presented as follows:




                                                                   Weighted
                                                 (Loss)           Avg. Shares        Per-share
                                               (Numerator)       (Denominator)         Amount
                                               -----------       -------------       ---------
FOR THE YEAR ENDED DECEMBER 31, 1998
 Loss from continuing operations               $(1,491,540)
                                               -----------
 BASIC AND DILUTED EPS
 Loss available to common stockholders         $(1,491,540)          1,743,572        $(0.86)
                                               ===========         ===========        ======

FOR THE YEAR ENDED DECEMBER 31, 1999
 BASIC EPS
 Income from continuing operations             $   218,215
                                               -----------
 Income available to common shareholders           218,215           3,700,450        $0.06
                                                                                      =====
 EFFECT OF DILUTIVE SECURITIES
 Convertible preferred stock                            --           5,000,000
                                               -----------         -----------
 DILUTED EPS
 Income available to common stockholders
 and assumed conversions                       $   218,215           8,700,450        $0.03
                                               ===========         ===========        =====


There are 1,000,000 shares of Series A convertible preferred stock outstanding at December 31, 1999 and 1998 (See Note 12). The shares are convertible into 5,000,000 shares of common stock. They were included in the computation of diluted EPS at December 31, 1999, but not for 1998, because their inclusion would be anti-dilutive to the loss per share amount.