Form 10QSB
period 2000-03-31
LITEGLOW INDUSTRIES INC
filed 2000-06-20
CIK 1022494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ending March 31, 2000


                            LITEGLOW INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                           65-05164035              0-27087
--------------------------------------------------------------------------------
(State or other jurisdiction              (IRS Employer         Commission File
      of Incorporation)               Identification Number)         Number

          2301 N.W. 33rd Court, Unit 112, Pompano Beach, Florida 33069
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (954) 971-4569
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]  No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                  Yes [ ] No [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On March 31, 2000, the Registrant had outstanding 4,273,287 shares of common stock.

                            LITEGLOW INDUSTRIES, INC.

                                      INDEX

PART I.FINANCIAL INFORMATION

Item 1.           Financial Statements

Item 2.           Management's  Discussion and Analysis or Plan of Operation


PART II.OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holdings

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                          March 31, 2000      March 31, 1999
                                                          --------------      --------------
Current assets
     Cash                                                           6,808            53,991
     Accounts receivable, net                                     467,902           364,851
     Inventory                                                    743,816           570,895
     Prepaid expenses                                             129,268           163,375
                                                               ----------        ----------
          Total current assets                                  1,347,794         1,153,112
                                                               ----------        ----------
Property and equipment
     Property and equipment, at cost                              310,454           328,155
     Less accumulated depreciation                                (95,623)          (61,452)
                                                               ----------        ----------
          Property and equipment, net                             214,831           266,703
                                                               ----------        ----------
Other Assets:
     Goodwill, net                                                197,944           206,397
     Deposits                                                      58,570            15,237
                                                               ----------        ----------
          Total other assets                                      256,514           221,634
                                                               ----------        ----------
          Total assets                                          1,819,139         1,641,449
                                                               ==========        ==========

Current Liabilites
     Line-of-Credit                                               416,603           380,000
     Accounts payable                                             338,239           163,155
     Accrued liabilities                                           31,321            75,140
     Accrued loss on disposal of subsidiary                        17,606            43,740
     Due to stockholder                                            36,366                 0
     Current maturities of note payable                           130,000            99,215
     Current maturities of capital leases                          13,994            12,974
                                                               ----------        ----------
Total current liabilities                                         984,129           774,224
                                                               ----------        ----------
Long-term liabilities (exclusive of current maturities):
     Note payable                                                  88,175            75,899
     Capital leases payable                                        20,931            33,438
                                                               ----------        ----------
          Total long-term liabilities                             109,106           109,337
                                                               ----------        ----------
          Total liabilites                                      1,093,235           883,561
                                                               ----------        ----------
Stockholders' equity:
Preferred stock, $.001 par value, authorized
     1,000,000 shares;
     issued and outstanding - 1,000,000                             1,000             1,000
Common stock, $.001 par value, authorized,
     10,000,000 shares: issued and outstanding-
     March 31, 2000, - 4,273,287 and
     March 31, 1999, - 2,377,087 shares                             4,273             2,377
Additional paid-in captial                                      3,413,871         3,371,767
Accumulated deficit                                            (2,693,240)       (2,617,256)
                                                               ----------        ----------
          Total stockholders' equity                              725,904           757,888
                                                               ----------        ----------
Total liabilities and stockholders' equity                      1,819,139         1,641,449
                                                               ==========        ==========

See notes to Consolidated Financial Statements

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                               THREE MONTHS ENDED

                                              March 31,     March 31,
                                                2000          1999
                                            -----------    -----------
Revenues                                     922,195         1,054,362

Cost of sales                                454,183           490,444
                                             -------         ---------

Gross profit                                 468,012           563,918

Selling, general and administrative
expense                                      593,906           408,928
                                             -------         ---------

   Income (loss) from operations            (125,894)          154,990

Other income (expenses):
   Interest expense                          (17,213)           (7,651)
   Sale of truck                              14,349                 0
                                             -------         ---------

          Total other (expense)               (2,864)           (7,651)
                                             -------         ---------


Income (loss) from operations
  before income taxes                       (128,758)          147,339
                                             -------         ---------

Provision for income taxes                         0                 0
                                             -------         ---------

Net income (loss)                           (128,758)          147,339
                                             -------         ---------

Net income per share-basic                     (0.02)             0.05
                                             -------         ---------

See notes to Consolidated Financial Statements

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               THREE MONTHS ENDED

                                                             March 31, 2000      March 31, 1999
                                                             --------------      --------------
Cash flows from operating activities:
   Net income (loss)                                           (128,758)             147,338
   Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
          Depreciation and amortization                           8,867               15,000
Changes in operating assets and liabilities
   (increase) decrease in:
      Accounts receivable                                       103,372             (118,887)
      Inventory                                                 (83,788)            (263,552)
      Prepaid expenses                                           44,548               51,527
      Deposits                                                  (20,065)                (333)
(Decrease) increase in:
      Accounts payable                                          (93,707)              28,492
      Accrued liabilities                                        17,810              (67,544)
                                                               --------              -------
Net cash used by operating activities:                         (151,721)            (207,959)

Cash flows from investing activities:
    Purchases of property and equipment                         (10,813)             (50,758)
    Proceeds from sale of equipment                              12,000                    0
                                                               --------              -------

Net cash provided by (used in) investing activities               1,187              (50,758)

Cash flows from financing activities:
    Sale of stock                                                     0              225,000
    Loans from shareholders - net                                28,183               58,355
    Accrued loss on disposal of subsidiary                            0              (61,348)
    Borrowings on line-of-credit                                 16,603                    0
    Net increase in notes payable                                 3,067               15,183
    Net increase (repayment) of capital leases                   (1,516)               7,222
                                                               --------              -------

Net cash from financing activities                               46,337              244,412
                                                               --------              -------
Net decrease in cash                                           (104,197)             (14,305)

Cash balance at beginning of period                             112,005               68,296
                                                               --------              -------
Cash balance at end of period                                     7,808               53,991
                                                               ========              =======

Supplementary Disclosure of Cash Flow Information:
    Interest paid                                                17,213                7,651
                                                               ========              =======
    Income taxes paid                                                 0                    0
                                                               ========              =======

See notes to Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report on Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         Net sales for the quarter ended March 31, 2000, were $922,195 compared to net sales of $1,054,362 for the comparable 1999 period. For these same periods costs of sales decreased from $490,444 to $454,183. Gross profit decreased from $563,918 for the three months ended March 31, 1999, to $468,012 for the three months ended March 31, 2000. The Company's selling, general and administrative expenses increased from $408,928 for the three months ended March 31, 1999, to $593,906 for the three months ended March 31, 2000. The Company had net income of $154,990 during the first quarter of 1999 compared to a loss of operations of $125,894 during the first quarter of 2000.

         The Company substantially increased its inventory during the first quarter of 2000 compared to the first quarter of 1999 in anticipation of new customers and new business from those customers and its existing customers. However, the Company believes that its sales were adversely affected by the general softness in the United States retai lmarket and by unfavorable weather in major markets. As a consequence of these matters, while the Company substantially increased its inventory during the first quarter of 2000 it was unable to sell a substantial portion of its additional inventory because of lack of demand from its retail accounts. Also during the first quarter of 2000, the Company experienced increases in accounts receivable as companies paid more slowly than in the quarter ended March 31, 1999. During the quarter ended March 31, 2000, the Company experienced substantial increases in selling, general and administrative expenses related to its having become a reporting company in September 1999, and, also, as a consequence of staffing increases in anticipation of an increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

         Total current assets increased from $1,150,112 for the three months ended March 31, 1999, to $1,347,794, for the three months ended March 31, 2000, primarily as a result of substantial increases in accounts receivable and inventory. The Company's total assets increased from $1,641,449 at March 31, 1999, to $1,819,139 at March 31, 2000,
primarily as a result of increased current assets.

         The Company's accounts payable increased substantially from $163,155 at March 31, 1999, to $338,239 at March 31, 2000, as the Company had difficulty paying its accounts on a current basis. The Company's total current liabilities increased from $774,224 at March 31, 1999, to $984,129 at March 31, 2000,
primarily as a result of the increase of its short-term borrowings and increased accounts payable. The Company had net cash used by operating activities of $207,959 for the three months ended March 31, 1999, compared to $151,721 for the three months ended March 31, 2000. The Company's cash balance decreased from $53,991 at March 31, 1999, to $7,808 at March 31, 2000. The Company's net cash used by operating activities decreased from $207,959 for the quarter ended March 31, 1999, to $151,721 for the quarter ended March 31, 2000. While the Company decreased its negative cash flow from operations in the first quarter of 2000 compared to the first quarter of 1999, the Company's substantial increase in inventory and accounts receivable in the first quarter of 2000 compared to the first quarter of 1999 created a need for additional financing. The Company has borrowed the maximum amount permitted by its line of credit arrangement and has had to turn to a principal shareholder for a loan to meet its continuing obligations. To meet some of its cash obligations, the Company increased borrowings under its line of credit from $380,000 at March 31, 1999, to $416,603 at March 31, 2000, and, also, borrowed $28,183 from a principal shareholder during the first quarter of 2000. The Company is exploring additional and increased line of credit arrangements and other financing operations to meet its ongoing cash requirements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits.

                  None.

         B.       REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.


                                         LITEGLOW INDUSTRIES, INC.
                                               (Registrant)


Dated: June 19, 2000                     By: /s/ Spencer Krumholz
                                             ----------------------------------
                                                 Spencer Krumholz, President