Form 10-Q
period 2000-06-30
LITEGLOW INDUSTRIES INC
filed 2000-08-21
CIK 1022494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the six month period ending June 30, 2000

                            LITEGLOW INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Utah                            65-05164035                0-27087
----------------------------            -------------           ---------------
(State or other jurisdiction            (IRS Employer           Commission File
    of Incorporation)               Identification Number)           Number

          2301 N.W. 33rd Court, Unit 112, Pompano Beach, Florida 33069
          ------------------------------------------------------------
                    (Address of principal executive offices)

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

                         APPLICABLE TO CORPORATE ISSUERS

On August 18, 2000, the Registrant had outstanding 4,273,287 shares of common stock.

                           LITEGLOW INDUSTRIES, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

Item 2.           Management's  Discussion and Analysis or Plan of Operation

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holdings

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                    LITEFLOW INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                           JUNE 30, 2000     JUNE 30, 1999
                                                           -------------     --------------
Current assets
     Cash                                                         16,937          111,142
     Accounts receivable, net                                    632,765          587,111
     Inventory                                                   802,378          543,615
     Prepaid expenses                                             78,979          208,111
                                                              ----------       ----------
          Total current assets                                 1,531,059        1,449,979
                                                              ----------       ----------
Property and equipment
     Property and equipment, at cost                             325,692          345,008
     Less accumulated depreciation                               (98,579)         (73,754)
                                                              ----------       ----------
          Property and equipment, net                            227,113          271,254
                                                              ----------       ----------
Other Assets:
     Goodwill, net                                               197,944          203,697
     Deposits                                                     55,570           15,237
     Advances to stockholder                                           0           12,632
     Deferred consulting fees                                     37,333                0
     Deferred income taxes                                        79,000                0
                                                              ----------       ----------
          Total other assets                                     369,847          231,566
                                                              ----------       ----------
          Total assets                                         2,128,019        1,952,799
                                                              ==========       ==========
Current Liabilites
     Line-of-Credit                                              400,000          400,000
     Accounts payable                                            553,633          249,663
     Accrued liabilities                                          43,746           61,601
     Accrued loss on disposal of subsidiary                       17,606           28,071
     Due to stockholder                                           47,427                0
     Current maturities of note payable                          109,000           24,000
     Current maturities of capital leases                         13,994           21,000
                                                              ----------       ----------
Total current liabilities                                      1,185,406          784,335
                                                              ----------       ----------
Long-term liabilities (exclusive of current maturities):
     Note payable                                                 99,044          144,722
     Capital leases payable                                       23,654           37,251
                                                              ----------       ----------
          Total long-term liabilities                            122,698          181,973
                                                              ----------       ----------
          Total liabilites                                     1,308,104          966,308
                                                              ----------       ----------
Stockholders' equity:
Preferred stock, $.001 par value, authorized
     1,000,000 shares;
     issued and outstanding - 1,000,000                            1,000            1,000
Common stock, $.001 par value, authorized,
     10,000,000 shares: issued and outstanding-
     June 30, 2000, - 4,273,287 and
     June 30, 1999, - 3,931,000 shares                             4,273            3,931
Additional paid-in captial                                     3,413,871        3,420,214
Accumulated deficit                                           (2,599,229)      (2,438,654)
                                                              ----------       ----------
          Total stockholders' equity                             819,915          986,491
                                                              ----------       ----------
Total liabilities and stockholders' equity                     2,128,019        1,952,799
                                                              ==========       ==========


See notes to Consolidated Financial Statements

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                 --------------------------
                                                  JUNE 30,         JUNE 30,
                                                    2000             1999
                                                 ---------        ---------
Revenues                                         2,107,835        2,334,768

Cost of sales                                    1,004,992        1,056,848
                                                 ---------        ---------
Gross profit                                     1,102,843        1,277,920

Selling, general and administrative
   expense                                       1,111,916          930,178
                                                 ---------        ---------
   Income (loss)  from operations                   (9,073)         347,742

Other income (expenses):
   Interest expense                                (40,023)         (21,802)
   Sale of truck                                    14,349                0
                                                 ---------        ---------
          Total other (expense)                    (25,674)         (21,802)
                                                 ---------        ---------
Income (loss) from operations
  before income taxes                              (34,747)         325,940
                                                 ---------        ---------
Provision for income taxes                               0                0
                                                 ---------        ---------
Net income (loss)                                  (34,747)         325,940
                                                 ---------        ---------
Net income per share-basic                           (0.01)            0.10
                                                 ---------        ---------
Weighted average common shares outstanding       4,273,287        3,156,087
                                                 =========        =========



See notes to Consolidated Financial Statements

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                 --------------------------
                                                  JUNE 30,         JUNE 30,
                                                    2000             1999
                                                 ---------        ---------
Revenues                                         1,185,640        1,280,406

Cost of sales                                      550,809          566,404
                                                 ---------        ---------
Gross profit                                       634,831          714,002

Selling, general and administrative
expense                                            518,010          521,250
                                                 ---------        ---------
   Income (loss)  from operations                  116,821          192,752

Other income (expenses):
   Interest expense                                (22,810)         (14,151)
   Sale of truck                                         0                0
                                                 ---------        ---------
          Total other (expense)                    (22,810)         (14,151)
                                                 ---------        ---------
Income (loss) from operations
  before income taxes                               94,011          178,601
                                                 ---------        ---------
Provision for income taxes                               0                0
                                                 ---------        ---------
Net income (loss)                                   94,011          178,601
                                                 ---------        ---------
Net income per share-basic                            0.02             0.06
                                                 ---------        ---------
Weighted average common shares outstanding       4,273,287        3,156,087
                                                 =========        =========

See notes to Consolidated Financial Statements

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                     ------------------------------
                                                     JUNE 30, 2000    JUNE 30, 1999
                                                     -------------    -------------
Cash flows from operating activities:
   Net income                                            (34,747)      325,940
   Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
          Depreciation and amortization                   11,823        30,000
Changes in operating assets and liabilities
   (increase) decrease in:
      Accounts receivable                                (61,491)     (341,147)
      Inventory                                         (142,350)      (85,981)
      Prepaid expenses                                    94,837      (143,500)
      Deposits                                           (17,065)         (330)
      Deferred expenses                                 (116,333)
(Decrease) increase in:
      Accounts payable                                   121,687       123,345
      Accrued liabilities                                 30,235      (158,100)
                                                        --------      --------
Net cash used by operating activities:                  (113,404)     (249,773)

Cash flows from investing activities:
    Purchases of property and equipment                  (26,051)      (67,610)
    Proceeds from sale of equipment                       12,000             0
                                                        --------      --------
Net cash provided by (used in) investing activities      (14,051)      (67,610)
                                                        --------      --------
Cash flows from financing activities:
    Loans from shareholders - net                         11,061        47,723
    Borrowings on line-of-credit                          11,580        20,000
    Net decrease in notes payable                        (10,132)            0
    Net increase (repayment) of capital leases            19,327             0
    Issuance of common stock                               3,067        19,061
    Increase in additional paid in capital                (1,516)      273,446
                                                        --------      --------
Net cash from financing activities                        33,387       360,230
                                                        --------      --------
Net increase in cash                                     (94,068)       42,847

Cash balance at beginning of period                      112,005        68,295
                                                        --------      --------
Cash balance at end of period                             17,937       111,142
                                                        ========      ========

Supplementary Disclosure of Cash Flow Information:
    Interest paid                                         17,213        21,082
                                                        ========      ========
    Income taxes paid                                          0             0
                                                        ========      ========



See notes to Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report on Form 10-QSB.

RESULTS OF OPERATIONS

         Net sales for the six months ended June 30, 2000, were $2,107,835 compared to net sales of $2,334,768 for the comparable 1999 period. For these same periods costs of sales decreased to $1,004,992 from $1,056,848. Gross profit decreased from $1,277,920 for the six months ended June 30, 1999, to $1,102,843 for the six months ended June 30, 2000. The Company's selling, general and administrative expenses increased from $930,178 for the six months ended June 30, 1999, to $1,111,916 for the six months ended June 30, 2000. The Company had net income of $325,940 during the six months ended June 30, 1999, compared to a net loss of $34,747 during the six months ended June 30, 2000.

         During the quarter ended June 30, 2000, the Company's revenues decreased to $1,185,640 compared to revenues of $1,280,406 for the comparable 1999 period. Gross profit also decreased from $714,002 for the three months ended June 30, 1999, to $634,831 for the three months ended June 30, 2000. The Company had income from operations of $116,821 for the three months ended June 30, 2000, compared to income from operations of $192,752 for the comparable 1999 period. The Company had net income of $94,011 for the three months ended June 30, 2000, compared to operating net of $178,601 for the comparable 1999 period.

         The Company substantially increased its inventory during the first six months of 2000 compared to the comparable 1999 period in anticipation of new customers and new business from those customers and its existing customers. However, the Company believes that its sales were adversely affected by the general softness in the United States retail market and, in the first quarter, by unfavorable weather in major markets. As a consequence of these matters, while the Company substantially increased its inventory it was unable to sell a substantial portion of its additional inventory because of lack of demand from its retail accounts. Also during the threeand six-month periods ended June 30, 2000, the Company experienced increases in accounts receivable as its customers paid more slowly than in the comparable 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

         Total current assets increased from $1,952,799 for the six months ended June 30, 1999, to $2,128,019 for the six months ended June 30, 2000, primarily as a result of substantial increases in accounts receivable and inventory. The Company's total assets increased from $1,952,799 at June 30, 1999, to $2,128,019 at June 30, 2000, primarily as a result of increased current assets.

         The Company's accounts payable increased substantially from $249,663 at June 30, 1999, to $553,633 at June 30, 2000, as the Company had difficulty paying its accounts on a current basis. The Company's total current liabilities increased from $784,335 at June 30, 1999, to $2,128,019 at June 30, 2000,
primarily as a result of the increase of its short-term borrowings and accounts payable. The Company had net cash used by operating activities of $249,773 for the six months ended June 30, 1999, compared to $113,404 for the six months ended June 31, 2000, and its cash balance decreased from $111,142 at June 30, 1999, to $17,937 at June 30, 2000. While the Company decreased its negative cash flow from operations in the first six months of 2000 compared to the comparable 1999 period, the Company's substantial increase in inventory and accounts receivable in 2000 compared to 1999 created a material cash shortage. The Company has borrowed the maximum amount permitted by its line of credit arrangement and has had to turn to a principal shareholder for loans to meet its continuing obligations. The Company is exploring additional and increased line of credit arrangements and other financing operations to meet its ongoing cash requirements.

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

                  Exhibit 27        Financial Data Schedule

         B.       REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                         LITEGLOW INDUSTRIES, INC.
                                         (Registrant)

Dated: August 18, 2000                   By:   /s/ SPENCER KRUMHOLZ
                                            ----------------------------------
                                                   Spencer Krumholz, President