Form 10QSB
period 2000-09-30
LITEGLOW INDUSTRIES INC
filed 2000-11-20
CIK 1022494

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:   SEPTEMBER 30, 2000

COMMISSION FILE NUMBER: 000-27087

                            LITEGLOW INDUSTRIES, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


             UTAH                                               65-05164035
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)



          2301 N.W. 33RD COURT, UNIT 112, POMPANO BEACH, FLORIDA 33069
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


                                 (954) 971-4569
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. YES [X] NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2000, the number of the Company's shares of par value $.001 common stock outstanding was 4,273,287.

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                                    FORM 10-Q
                               SEPTEMBER 30, 2000

                                      INDEX

Part I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Balance Sheet.................................................................3

Statement of Operations.......................................................4

Statement of Cash Flows.......................................................5

Notes to Financial Statements.................................................6


ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................7

PART II - OTHER INFORMATION...................................................9

SIGNATURES...................................................................10

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (unaudited)


 ASSETS

 Current assets:
   Cash and cash equivalents                                        $     1,591
   Accounts receivable                                                  814,726
   Inventory                                                            752,888
   Prepaid expenses                                                      48,906
   Deferred tax asset                                                    79,000
                                                                    -----------

           Total current assets                                       1,697,111

 Property and equipment less accumulated depreciation                   218,347

 Goodwill, net                                                          189,580
 Deposits                                                                51,795
 Advances to stockholders                                                16,787
                                                                    -----------

                                                                    $ 2,173,620
                                                                    ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Bank overdraft                                                   $     3,960
   Current maturities of long-term debt                                  23,757
   Current maturities of capital leases                                  10,777
   Line of credit                                                       400,000
   Accrued loss on sale of subsidiary                                    17,606
   Accounts payable and accrued expenses                                742,384
                                                                    -----------

           Total current liabilities                                  1,198,484
                                                                    -----------

 Long-term debt less current maturities                                 116,556
 Long term capital lease obligations less current maturities             17,416
                                                                    -----------

                                                                        133,972
                                                                    -----------

 Stockholders' equity:
   Preferred stock par value $.001
     issued and authorized 1,000,000                                      1,000
   Common stock, $.001 par value; authorized
     10,000,000 shares;4,273,287 shares issued and outstanding            4,273
   Additional paid-in capital                                         3,413,871
   Retained Deficit                                                  (2,577,980)
                                                                    -----------

           Total stockholders' equity                                   841,164
                                                                    -----------

                                                                    $ 2,173,620
                                                                    ===========

                             See accompanying notes

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                 Nine Months      Nine Months      Three Months    Three Months
                                                    Ended            Ended            Ended           Ended
                                                September 30,     September 30,    September 30,   September 30,
                                                     2000            1999             2000             1999
                                                -------------    -------------     ------------    ------------
Sales                                            $ 3,363,654      $ 3,547,435      $ 1,255,819      $ 1,212,667

Cost of Sales                                      1,525,111        1,566,219          520,119          509,371
                                                 -----------      -----------      -----------      -----------

Gross profit                                       1,838,543        1,981,216          735,700          703,296

Selling, general and administrative expenses       1,828,148        1,524,873          716,233          594,695
                                                 -----------      -----------      -----------      -----------

Income from operations                                10,395          456,343           19,467          108,601
                                                 -----------      -----------      -----------      -----------

Other income (expenses):
  Interest expense                                   (48,743)         (39,964)          (8,720)         (18,162)
  Gain on disposal of assets                           6,748               --           (7,600)              --
                                                 -----------      -----------      -----------      -----------

  Total other income (expenses)                      (41,995)         (39,964)         (16,320)         (18,162)
                                                 -----------      -----------      -----------      -----------

Income (loss) before income taxes                    (31,600)         416,379            3,147           90,439

Income tax expense (benefit)                              --               --               --               --
                                                 -----------      -----------      -----------      -----------

Net income (loss)                                $   (31,600)     $   416,379      $     3,147      $    90,439
                                                 ===========      ===========      ===========      ===========

Net income (loss) per common share:
  Basic:
    Net income (loss) per common share                  (.01)             .10              .00             (.02)
  Diluted:
    Net income (loss) per common share                  (.01)             .05              .00             (.02)

Weighted average shares outstanding basic          4,273,287        3,645,556        4,273,287        3,645,556
                                                 ===========      ===========      ===========      ===========

Weighted average shares outstanding diluted        4,273,287        8,645,556        9,273,287        3,645,556
                                                 ===========      ===========      ===========      ===========

                             See accompanying notes

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months    Nine Months
                                                               Ended          Ended
                                                            September 30,  September 30,
                                                                2000          1999
                                                            -------------  -----------
Cash flows from operating activities:
    Net income (loss)                                        $ (31,600)     $ 416,379

Adjustments to reconcile net income to net:
  Cash provided by (used for) operating activities
  Depreciation and amortization                                 36,954         45,000
  Deferred tax liability                                       (60,897)            --
  Non cash compensation                                         37,333             --
Changes in assets and liabilities:
  Accounts receivable                                         (243,452)      (314,359)
  Inventory                                                    (92,860)      (191,250)
  Prepaid expenses                                              86,577        (70,767)
  Deposits and other assets                                    (13,290)        (8,109)
  Accounts payable and accrued expenses                        296,925       (140,434)
                                                             ---------      ---------

Net cash provided from (used for) operations                    15,690       (263,540)
                                                             ---------      ---------

Net cash used in investing activities:
  Proceeds from sale of equipment                               12,000             --
  Purchase of equipment                                        (34,050)       (72,698)
                                                             ---------      ---------
    Net cash used for investing activities                     (22,050)       (72,698)
                                                             ---------      ---------

Cash flows from (used in) financing activities
  Repayment from (loan to) stockholder, net                    (24,970)        42,492
  Proceeds from line of credit                                      --         20,000
  Proceeds from long term debt                                      --         22,248
  Payments of long term debt and leases                        (83,044)
  Proceeds from issuance of common stock                            --        275,000
                                                             ---------      ---------

    Net cash provided by (used for) financing activities      (108,014)       359,740
                                                             ---------      ---------

Net increase (decrease) in cash
    and cash equivalents                                      (114,374)        23,502

Cash and cash equivalents, beginning of period                 112,005         68,296
                                                             ---------      ---------

Cash and cash equivalents, end of period                     $  (2,369)     $  91,798
                                                             =========      =========

Supplemental disclosure:

Interest paid                                                $  48,743      $  30,719
                                                             =========      =========


                             See accompanying notes

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of September 30, 2000, the statements of operation for the nine months and three months ended September 30, 2000, and 1999 and the statements of cash flows for the nine months and three months ended September 30, 2000, and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 1999.

NOTE 2: NET INCOME PER SHARE

Net income per share is computed by dividing net income by the average number of common shares outstanding, increased by common stock equivalents determined using the treasury stock method. The difference between basic and diluted earnings per share is the result of 1,000,000 shares of preferred shares being converted into 5,000,000 common shares when those shares would not be antidilutive.

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                               SEPTEMBER 30, 2000

                         PART I - FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the nine months and three months ended September 30, 2000, and 1999, respectively.

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward-looking statements" as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of risks and uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

Readers are cautioned not to put undue reliance on such forward-looking statements, each of which speaks only as of the date hereof. Factors and uncertainties that could affect the outcome of such forward-looking statements include, among others, market and industry conditions, increased competition, changes in governmental regulations, general economic conditions, pricing pressures, and the Company's ability to continue its growth and expand successfully into new markets and services. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net sales for the nine months ended September 30, 2000, were $3,363,654 compared to net sales of $3,547,435 for the comparable period. For these same periods, costs of sales decreased from $1,525,111 from $1,566,219. Gross profit decreased from $1,981,216 for the nine months ended September 30, 1999, to $1,838,543 for the nine months ended September 30, 2000. The Company's selling, general and administrative expenses increased from $1,524,873 for the nine months ended September 30, 1999 to $1,828,148 for the nine months ended September 30, 2000. The Company had net income of $416,379 during the nine months ended September 30, 1999, compared to a net loss of $31,600 during the nine months ended September 30, 2000.

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                               SEPTEMBER 30, 2000


THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

During the quarter ended September 30, 2000, the Company's revenues increased to $1,255,819 compared to $1,212,667 for the comparable 1999 period. Gross profit also increased from $703,296 for the three months ended September 30, 1999, to $735,700 for the three months ended September 30, 2000. The Company had income from operations of $19,467 for the three months ended September 30, 2000, compared to income from operations of $108,601 for the comparable 1999 period. The Company had net income of $3,147 for the three months ended September 30, 2000, compared to net income of $90,439 for the comparable 1999 period.

During the quarter ended September 30, 2000, the Company moved into substantially larger offices to accommodate an anticipated business expansion. The cost of this move, together with increases in staff incident to the Company's planned business expansion, materially increased its selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2000, compared to the comparable 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets increased from $1,436,383 at September 30, 1999 to $1,697,111 at September 30, 2000, primarily as a result of substantial increases in accounts receivable and inventory. The Company's total assets increased to $2,173,620 at June 30, 2000 compared to total assets of $1,940,298 at September 30, 1999, primarily as a result of increased current assets.

The Company's accounts payable increased substantially from $169,345 at September 30, 1999 to $649,723 at September 30, 2000, as the Company had difficulty paying its accounts on a current basis, primarily as a result of selling to chain stores with extended payment terms. The Company's total current liabilities increased from $685,001 at September 30, 1999 to $1,198,483 at September 30, 2000, primarily due to the increase in accounts payable. The Company had net cash used for operations of $263,540 for the nine months ended September 30, 1999 compared to net cash provided from operations of $15,690 for the nine months ended September 30, 2000. The Company's cash and cash equivalents decreased to an overdraft of $2,369 from a balance of cash and cash equivalents of $91,798 at September 30, 1999. While the Company increased its net cash provided from operations during the nine months ended September 30, 2000 compared to that if the comparable 1999 period, the Company's substantial increase in inventory and accounts receivable in 2000 compared to 1999 created a material cash shortage. The Company has borrowed the maximum amount permitted by its line of credit facility and has had to turn to a principal shareholder for loans to meet its continuing obligations. The company is exploring additional and increased line of credit facilities and also other financing alternatives to meet its ongoing cash requirements.

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                               SEPTEMBER 30, 2000

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

                  None

Item 2 - CHANGES IN SECURITIES

                  None

Item 3 - DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  None

Item 5 - OTHER INFORMATION

                  None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

          27 (For SEC use only)

         (b) There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

                    LITEGLOW INDUSTRIES, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                               SEPTEMBER 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     LITEGLOW INDUSTRIES, INC.
                                                     --------------------------
                                                     Registrant

Date: November 20, 2000                              /s/ Spencer Krumholtz
      --------------------------                     --------------------------
                                                     Spencer Krumholz, President