Form 10KSB
period 2000-12-31
LITEGLOW INDUSTRIES INC
filed 2001-04-16
CIK 1022494

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                         -----------------

                      COMMISSION FILE NO.: 0-7087


                         LITEGLOW INDUSTRIES, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

             Utah                                       65-0516403
---------------------------------                   -------------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                   Identification No.)


       2301 N.W. 33rd Court, Unit 104, Pompano Beach, Florida 33069
       ------------------------------------------------------------
       (Address of principal executive offices, including zip code)

                              (954) 971-4569
                        ---------------------------
                        (Issuer's telephone number)


            -----------------------------------------------------
            (Former name, former address, and former Fiscal Year,
                      if changed since last report)


          Securities registered pursuant to Section 12(b) of the Act:

               None                                      None
        ---------------------                   ----------------------
	(Title of Each Class)			(Name of Each Exchange
                                                  on which Registered)

              Securities registered pursuant to 12(g) of the Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                              (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 31, 2001, there were 4,274,954 shares of the Registrant's Common Stock issued and outstanding.

                        LITEGLOW INDUSTRIES, INC.



                            TABLE OF CONTENTS

                                                            Page
PART I                                                      ----
------

Item 1.  Business............................................ 3

Item 2.  Properties.......................................... 13

Item 3.  Legal Proceedings................................... 12

Item 4.  Submission of Matters to a
           Vote of Security Holders.......................... 13

PART II
-------

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................... 13

Item 6.  Management's Discussion and
           Analysis or Plan of Operations.................... 15

Item 7.  Financial Statements and Supplementary Data......... 17

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure.......................... 17

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act................. 17

Item 10. Executive Compensation.............................. 19

Item 11. Security Ownership of Certain
           Beneficial Owners and Management.................. 20

Item 12. Certain Relationships and Related Transactions...... 20

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K................. 21

SIGNATURES

                                 PART I

ITEM 1.	DESCRIPTION OF BUSINESS
        -----------------------

	Corporate History
        -----------------

        Liteglow Industries, Inc. (the "Company") is engaged in the design, manufacture and sale to wholesalers and retailers of automotive aftermarket accessories and specialty products. The Company was incorporated in Utah on April 25, 1984, under the name Graphic Connections, Inc. In September 1984, the Company completed an offering of $30,000 of its common stock on a "blind-pool, blank-check" basis, the Company having no specific use of proceeds at the time that the offering was completed. In the fall of 1984, the Company changed its name to Monte de Oro of Utah, Inc., and entered into the mining business which was not successful. In 1985, the Company changed its name to Confetti, Inc. pursuant to a merger with a Utah corporation of that name, and assumed the operation of an Italian style restaurant. The restaurant failed in October 1985, at which time the Company ceased doing business.

	The Company remained inactive from October 1985 until its merger with Liteglow Industries, Inc., a Florida corporation ("Liteglow Florida"), on August 8, 1996. The merger was effected by the Company to provide the Company with an operating business. Liteglow Florida entered into the merger to provide access to investment capital which Liteglow Florida believed would be available to it upon its merger into the public Company. Pursuant to the merger agreement between the Company and Liteglow Florida, the shareholders of Liteglow Florida were issued one share of the Company's common stock for each of their shares of Liteglow Florida common stock, so that upon the completion of the merger the shareholders of Liteglow Florida held 122,250 shares, or 77.69%, and the existing shareholders of the Company held 35,099 shares, or 22.31%, of the Company's issued and outstanding common stock. Upon completion of the merger, the shareholders of Liteglow Florida assumed control of the Company. Concurrently with the merger, the Company assumed the ongoing business of Liteglow Florida, which business is described in the succeeding paragraphs under this caption "Description of Business," and the Company changed its name to Liteglow Industries, Inc.

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

	Subsequent to the closing of the B&B Associates acquisition, the parties had a series of disagreements. These disagreements included disputes over accounts payable and receivable, inventory control, and reports which Company management anticipated that B&B Associates would provide on a daily and other periodic basis. In February 1999 the Company paid $15,000 of the principal amount of the $100,000 promissory note, but did not make any additional payment after it determined that Mr. Basoff was not operating the business of Liteglow California in accordance with his agreement with the Company and standard business practices. Liteglow California terminated its B&B Associates business in March 1999, and has recorded an estimated loss of $382,899 from its investment in B&B Associates. The Company believes that this loss had a material adverse impact on the Company in 1999. The Company does not intend to engage in the future in the car alarm business. See Part 2, Item 2, "Legal Proceedings," for a description of the outstanding litigation among the Company, Liteglow California, and Mr. Basoff.

	On December 31, 1998, the Company's shares of common stock were reverse split on a one share for sixty share basis. This Report on Form 10-KSB states all shares of the Company's common stock on a post-reverse basis. See "Description of Securities-Common Stock."

	The Company
        -----------

	The Company's existing business was established by its founder, Spencer Krumholz, upon the incorporation of Liteglow Florida on August 8, 1994. With his wife, Arlene Krumholz, Mr. Krumholz, organized that corporation to design, manufacture and market, under the Liteglowr trademark and other trademarks and trade names, a diverse line of automotive aftermarket accessories and specialty products. Liteglow Florida's business initially focused on developing a line of automotive accessories designed to enhance vehicle appearance, including neon license plate frames and neon under-car lighting lights, all of which operate on the 12-volt electrical system common in automobiles. Since the 1996 merger between Liteglow Florida and the Company, the Company has expanded its product offerings to include automotive products such as driving and fog lights, which both improve vehicle operation, as well as decorative accessories such as lighted dice.

	The Company's neon under-car light products and its neon light rod products, both of which are described under the caption "Products" below, each account for approximately fifteen percent (15%) of the Company's product sales revenues in 2000. No other product line is anticipated to account for more than five percent (5%) of the Company's 2000 revenues. As the Company continuously develops new products and consumer tastes change, its revenues from a particular product line can be expected to change.

	The Company is seeking to position itself in the niche market catering to the automotive and electronics enthusiasts. This market is characterized by owners who are generally more affluent than the typical automobile owner and view their automobiles as a personal statement or means of recreation rather than just basic transportation. By maintaining and enhancing close relationships with its suppliers, customers, and ultimate consumers, the Company believes that it is well positioned to anticipate and identify the changing interests of consumers. The Company's business objectives are to establish itself rapidly as the largest specialty distributor of automotive aftermarket accessories using the common automotive 12-volt electrical system, and to expand its position in the automotive aftermarket and electronics industries by introducing new products, acquiring compatible businesses, and expanding its presence in all channels of distribution. The Company's customers are limited to wholesale and retail businesses, and the Company does not sell to consumers. The Company currently offers over 200 products to approximately 2,000 customers. The Company intends to continue its efforts to expand and diversify its product lines in order to respond more effectively to consumer needs and to broaden its customer base.

	Market Overview
        ---------------

	The Company's business strategy is to direct its sales and marketing efforts to outlets that cater to the niche market of automotive and electronic enthusiasts purchasing automotive aftermarket accessories and specialty products. The Company believes that its products are unusual and, consequently, not sensitive to the normal discounting pressures faced by products that are more of a commodity-like nature and sold in more conventional outlets. In the year ended December 31, 2000, approximately 85% of the Company's sales were made to wholesalers and independent retailers of electronic and automotive products. The balance of the Company's sales during that period were made to mass merchandisers and chain stores.

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

	Business Strategy
        -----------------

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

	Quality Control; Brand Name Recognition. The Company is committed to providing high quality products. The Company closely monitors the manufacturing process of its suppliers and tests its products in order to assure quality and reliability, which the Company believes are critical elements for success in the automotive aftermarket products market. Historically, the Company's rate of return for defective products averages only approximately two to two and one-half percent of sales. The Company has engaged persons in China to perform quality control inspections at manufacturing sites. The Company believes that by consistently offering high-quality products it will continue to build brand name recognition and loyalty. Brand name recognition is important because, among other things, brand name products often command premium prices but can be produced at relatively low cost, resulting in higher margins.

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

	Marketing. The Company's marketing efforts are conducted by Mr. Krumholz, Chairman and CEO, and Michael Krumholz, President of the Company, and through independent sales representative agencies. The Company has recently developed an in-house telemarketing department.

	Products
        --------

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

	Radicolor Underbody Kit: Low Glow's radicolor underbody kit is 100% American made and combines two or more colors in the same neon tube. The kit consists of two 48-inch tubes, two 42-inch tubes, mounting hardware, heavy duty on/off switch, and an American made power supply (transformer). It is presently the only multi-color neon underbody kit on the market.

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

	Distribution, Sales and Marketing
        ---------------------------------

	Management is responsible for approximately 75% of the Company's sales revenues. In addition to the marketing and sales efforts of management, the Company currently markets and sells its products directly through independent sales representatives, who account for about 20% of sales revenues, 5% of sales are attributable to internet marketing. As of December 31, 2000, the Company employed twelve (12) sales representative agencies having in the aggregate approximately sixty (60) individual sales representatives. The sales representatives generally sell to customers on a non-exclusive territorial basis. They are paid monthly commissions averaging approximately 5% of all orders shipped to their accounts and are free to market products other than the Company's. All orders for the Company's products are processed and filled at the Company's executive offices and warehouse located at 2301 N.W. 33rd Court, Pompano Beach, Florida, and, as to Low Glow products, at Low Glow's office located at 2649 Mercy Drive, Orlando, Florida 32808. Although management believes that the use of independent sales representatives is an effective method to market its products, the Company intends to develop its own sales force and uses an in-house telemarketing staff to augment the marketing efforts of the independent sales representatives.

	All aspects of the Company's product development and advertising program are done in house. The Company's products are sold in distinctive, full-color, bilingual clam-shell packaging designed to build brand name recognition and to easily identify the product as being supplied by the Company, regardless of the manufacturing source.

	The Company engages in direct consumer advertising and sells its products through major retailers such as Pep Boys, Trak Auto, J. C. Whitney Company, Advance Auto Stores, and Joe Amato's Keystone Warehouse. Presently, no retailers account for more than 3% of annual sales. The Company has export customers in Europe, Canada, South America and the Pacific Rim. The Company intends to seek sales agreements with other major retailers in order to increase its product distribution and sales.

	The Company regularly exhibits at major trade shows, including the Consumer Electronics Show and the SEMA Show held annually in Las Vegas.

	Manufacturing and Sources of Supply
        -----------------------------------

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

	Although the Company has an excellent relationship with its manufacturers, consistent with the general practice in the industry the Company has no long-term contracts with these manufacturers. The Company's suppliers require payment of the purchase price by wire transfer upon shipment. None of the Company's suppliers requires letter of credit financing. The Company believes that it could arrange for alterative suppliers within a reasonable time period on terms that would not be materially different from those currently available to the Company.

	The Company currently has a $1,200,000 line of credit from Capital Tempfunds, Inc., Charlotte, North Carolina. The line of credit bears interest at the rate of 11.25% and is secured by the Company's inventory and receivables. Additionally, the line of credit is personally guaranteed by Spencer Krumholz, the Company's Chairman, CEO, and controlling shareholder. The Company used the proceeds of this line of credit to fully satisfy the Colonial First Bank line of credit and, on a going forward basis, to finance purchases of products from its suppliers. The Company expects that upon the expiration of its line of credit, the line of credit will be renewed.

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

	Competition
        -----------

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


	Trademarks
        ----------

	In the course of its business, the Company employs, and intends to increase the usage of, various trademarks, trade names and service marks, including its logo, in the packaging and advertising of its products. The Company believes that the use of service marks, trademarks and trade names are of considerable value and importance to its business and intends to continue to protect and promote its marks as appropriate. The Company's Liteglowr and Low Glowr trademarks are registered with the United States Patent and Trademark Office. The Company believes that its trademarks and the associated recognition, reputation and customer loyalty will contribute to the success of the Company's business.

	Regulation
        ----------

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

	Employees
        ---------

	As of December 31, 2000, the Company employed twenty-six (26) persons, eighteen (18) of whom are based at the Company's headquarters facility and eight (8) of whom work in its Orlando, Florida, manufacturing plant. The Company's employees are not represented by a union and the Company believes that its relations with its employees are good.


ITEM 2.	DESCRIPTION OF PROPERTY
        -----------------------

	The Company leases approximately 24,000 square feet of office and warehouse space within a 500,000 square foot industrial park located at 2301 N.W. 33rd Court, Pompano Beach, Florida 33069. The Company's
Low Glow subsidiary leases 3000 square feet of office, warehouse and manufacturing space in an industrial park located at 2649 Mercy Drive, Orlando, Florida 32808.


ITEM 3.	LEGAL PROCEEDINGS
        -----------------

	The Company is a party to the following legal proceedings.

	In April 1999, Ronald Basoff d/b/a B&B Associates sued Liteglow Industries, Inc., and Spencer Krumholz in Los Angeles County,
California, Superior Court.  In May 1999 the Company sued Ronald

Basoff individually and d/b/a B&B Associates, and his brother, David Basoff, in the same court. Both actions arose out of the acquisition of Ronald Basoff's automobile accessories business, B&B Associates, by the Company in 1998. The Basoff complaint alleges, among other things, breach of contract by the Company and seeks to recover damages and to foreclose on the assets sold by Mr. Basoff to the Company's subsidiary, Liteglow Industries of California, Inc. The complaint does not specify the dollar amount claimed and Mr. Basoff's counsel has advised the Company's counsel that no dollar amount has been established. The Company's complaint seeks, among other things, the appointment of a receiver and damages from Mr. Basoff. The action by Mr. Basoff also claims a breach of his employment agreement with Liteglow Industries of California, Inc. The Los Angeles County Superior Court has ordered arbitration of both matters in Fort Lauderdale, Florida, in accordance with the terms of the original asset purchase agreement between Liteglow Industries of California, Inc., and Ronald Basoff, and both California actions have been stayed pending completion of arbitration scheduled for April 12, 2001. The Company believes that Mr. Basoff's complaint against the Company is without merit. The Company intends to proceed with arbitration expeditiously and does not anticipate that either of these suits, nor the arbitration, will have a material adverse impact upon the Company. The Company intends to dispose of any B&B assets remaining after the conclusion of this litigation.

	The Company is a party to routine litigation incidental to its business from time-to-time.


ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------

	No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2000.



                                 PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

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


Period                                          High        Low
------                                          ------     ------

1999:
-----
First Quarter - March 31, 1999                  $.46       $.201
Second Quarter - June 30, 1999                   .90        .21
Third Quarter - September 30, 1999               .625       .34
Fourth Quarter - December 31, 1999               .59        .28

2000:
-----
First Quarter - March 31, 2000                   .4375      .35
Second Quarter - June 30, 2000                   .1875      .125
Third Quarter - September 30, 2000               .1875      .10
Fourth Quarter - December 31, 2000               .0625      .0625

2001:
-----
First Quarter (through March 31, 2001)           .0625      .0625



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

	As of March 31, 2001, there were 265 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

	As of March 31, 2001, there were 4,274,954 shares of common stock issued and outstanding. Of those shares, 286,165 shares are "restricted" securities of the Company within the meaning of Rule
144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of these restricted securities, 169,587 shares held by affiliates may be sold pursuant to a registration statement or pursuant to Rule 144.

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


ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
	Years Ended December 31, 2000 and 1999.
        ---------------------------------------------------------

	The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report on Form 10-KSB.

Results of Operations
---------------------

	Net sales for the year ended December 31, 2000, decreased to $4,344,405 compared to $5,618,892 for the year ended December 31, 1999. The decrease in revenues for the year ended December 31, 2000 is primarily the result of the Company's working capital deficiencies and in ability to stock new products for sale on a timely basis. For those same periods cost of sales decreased from $2,816,523 in 1999 to $2,340,641 in 2000, and gross profit decreased from $2,802,369 in 1999 to $2,340,641 in 2000. The Company's selling, general and administrative expenses increased from $2,505,169 in 1999 to $2,811,918 in 2000 primarily resulting from an increase in bad debts expense totaling approximately $186,000 and increases in professional and consulting fees of approximately 76,000 and general increases in advertising and payroll expenses from the prior year. The Company had a operating loss of $(808,154) in 2000 compared to operating income of $297,200 in 1999. The Company had a net loss of $(904,661)in 2000 compared to net income of $218,215 in 1999.

Liquidity and Capital Resources
-------------------------------

	Years Ended December 31, 2000 and 1999.
        ---------------------------------------

	Total current assets decreased from $1,557,790 at December 31, 1999, to $1,273,416 at December 31, 2000, primarily as a result of substantial decreases in cash, prepaid expenses and a deferred tax asset. The Company's total assets decreased from $2,019,124 at December 31, 1999, to $1,714,320 at December 31, 2000, primarily as a result of decreased current assets.

	The Company's accounts payable increased from $431,946 at December 31, 1999, to $924,602 at December 31, 2000, substantially as a consequence of the Company's operating loss in 2000.

 Total current liabilities increased from $1,054,207 at December 31, 1999, to $1,671,997 at December 31, 2000, primarily as a consequence of the increase in accounts payable and, loans payable to stockholder resulting from the Company current period operating losses.

	The Company had net cash used by operating activities of $106,839 in 2000 compared to net cash used by operating activities of $213,006 in 1999. The Company realized net cash from financing activities of $76,294 in 2000 compared to $253,851 in 1999, and its cash at the end of 2000 decreased to $17,393 compared to $112,005 at December 31, 1999. Throughout 2000 the Company retained its existing revolving line of credit with a bank in the amount of $400,000. At December 31, 2000, the Company owed $398,667 on this line of credit, on which it pays interest at a rate of 10%.
On March 27, 2001, the Company entered into a $1,200,000 Revolving
Loan and Security Agreement (the Agreement) with a lending institution. The Agreement provides for borrowings based on eligible accounts receivable and inventory of the Company. In conjunction with obtaining this loan, the Company paid off its previous line of credit totaling $398,667. On March 28, 2001 the total outstanding balance on this line totaled $715,521. The Company believes that this credit facility will allow it to expand its sales to its current customer base.

	In addition, the Company believes that its results will continue to be subject to prevailing economic conditions, over which it has no control; to competition; and to the quality of its relationships with its suppliers and retailers. The Company anticipates that it will be able to compete effectively in the automotive accessories market through the merchandising and improvement of its existing products and the development of new products. The Company continues to develop new manufacturing sources to improve the quality and cost of its products.

Cautionary statements regarding forward looking statements
----------------------------------------------------------

Statements in this Annual Report on Form 10-KSB under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in Liteglow Industries, Inc. press releases or oral statements that may be made by Liteglow Industries, Inc. or by officers, directors or employees, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of Liteglow Industries, Inc. to be materially different from the historical results, or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief" "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward looking statements wherever they may appear.



ITEM 7.	FINANCIAL STATEMENTS
        --------------------

	The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE
        -----------------------------------------------------------

	In May, 2000, the Company dismissed it's accountants' Daszkal, Bolton, Manela, Devlin & Co., Certified Public Accountants.

	The report of Daszkal Bolton on the Company's financial statements for the fiscal year ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

	In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1999, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with Daszkal Bolton on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Daszkal Bolton would have caused Daszkal Bolton to make reference to the matter in its report.

	On December 7, 2000 the Company engaged the accounting firm of Margolies, Fink and Wichrowski, Certified Public Accountants, who have audited the Company's financial statements for the year ended December 31, 2000 (see item 7 above).

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        ----------------------------------------------------------

	The following sets forth the names and ages of the Company's officers and directors. The directors of the Company are elected annually by the shareholders, and the officers are appointed annually by the board of directors.

Name                   Age              Position
----                   ---              --------

Spencer Krumholz        56              Chairman of the Board and
                                        Chief Executive Officer

Michael Krumholz	28		President

Arlene Krumholz         56              Vice President  and Secretary


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

	Michael Krumholz joined the Company in 1997 as Vice President of Sales and Marketing upon graduation from college. Since 2000, Mr. Krumholz has served as President of the Company. He has a Masters
Degree in sports marketing from the University of Miami. Mr. Krumholz works with and trains the Company's sales representatives.

	Directors are elected annually and hold office until the next annual meeting of the shareholders of the Company or until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. The Company does not pay any cash compensation for attendance at directors meetings or participation at directors functions.

Board of Directors
------------------

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

	The following tables and notes present for the three years ended December 31, 2000, the compensation paid by the Company to the Company's chief executive officer. No other executive officer of the Company received compensation which exceeded $100,000 during any of the three years ended December 31, 2000.

                                       SUMMARY COMPENSATION TABLE
                                       --------------------------
                          Annual Compensation                           Long Term Compensation
                          -------------------                         ------------------------
                                                                         Awards     Payments
                                                                      -----------  -----------
                                                                      Restricted   Securities
Name of Individual                                   Other Annual     Stock        Underlying/     LTIP      All Other
and Principal Position  Year    Salary      Bonus    Compensation(1)  Award(s)     Options/SARs    Payouts   Compensation
----------------------  ----    --------    -----    ---------------  ----------   ------------    -------   ------------

Spencer Krumholz
  Chairman & CEO        2000    $140,000    $-0-        -0-             -0-            -0-          -0-        $30,666(2)
                        1999    $105,700    $-0-        -0-           $55,000(1)       -0-          -0-        $27,000(2)
                        1998    $150,000    $-0-        -0-               -0-          -0-          -0-        $22,800(2)

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

(2)	Consists of cash payments for premiums on life insurance policies owned by Mr. Krumholz, health insurance premiums, and payments for Company-owned or leased vehicles used by Mr. Krumholz.
_________________



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

	The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of December 31, 2000. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.


Name and Address of           Number of Shares
                              Percentage
Beneficial Owner              of Beneficially Owned 	Ownership of Class
---------------------         ---------------------     ------------------

Spencer Krumholz(1)(2)(3)       5,087,918                      54.86%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

Arlene Krumholz(1)(3)              79,168                       1.85%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

Michael Krumholz(4)                 1,667                        .04%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

All Executive Officers          5,168,753                      55.75%
and Directors as a group
(3 persons)(2)



____________________________

(1)	Officer and Director.

(2)	Pursuant to Rule 13d-3, includes 5,000,000 shares of Common Stock into which Mr. Krumholz's 1,000,000 shares of Preferred Stock are convertible.
(3)	Spencer Krumholz and Arlene Krumholz are husband and wife.  Mrs.
        Krumholz disclaims beneficial ownership of her husband's shares of both Common and Preferred Stock.
(4)	Officer.  Michael Krumholz is the son of Spencer and Arlene Krumholz.
____________________________

	The Company has authorized, issued and outstanding 1,000,000 shares of preferred stock, all of which are designated Series A
Convertible Preferred Stock and are owned of record and beneficially by Spencer Krumholz.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

	In March, 2001, Spencer Krumholz, Chairman and CEO of the
Company, personally guaranteed the Company's $1,200,000 revolving line of credit with Capital Tempfunds, Inc.

                               PART III
                               --------

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
         --------------------------------------

(a)	Exhibits

Exhibit No.     Description
-----------     -----------

2.1             Plan and Agreement of Merger*
3.1             Articles of Incorporation, as amended*
3.2             By-Laws*
4.1             Form of common stock certificate*
4.2             Form of preferred stock certificate*
10.1            Merger Agreement and Plan of Reorganization dated
                October 10, 1997, by and among KJK Marketing, Inc.,
                Liteglow Industries, Inc., Liteglow Acquisition Corp., and Keith and Judith Kowatch (without exhibits)*
10.2 Asset Purchase Agreement dated September 15, 1998, by and between Ronald Basoff individually and d/b/a B&B Associates, and Liteglow Industries of California, Inc. (without exhibits)*
10.3 Business Consulting Agreement dated November 11, 1999, between Xcel Associates, Inc., and Liteglow Industries, Inc.*
18              Letter of No Disagreement from Daszkal, Bolton,
                Manela, Devlin & Co.


* Included in Form 10-SB filed August 19, 1999.



(b) During the quarter ended December 31, 2000, and through the date of the filing of this Form 10-KSB, the Company filed no reports on Form 8-K.

                             SIGNATURES

	In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LITEGLOW INDUSTRIES, INC.


Dated: April 13, 2001		  By:/s/ Spencer Krumholz
                                     -------------------------------
                                     Spencer Krumholz, Chairman & CEO


Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

   Signature                      Title                     Date
   ---------                      -----                     ----

/s/ Spencer Krumholz          Chairman of the           April 13, 2001
--------------------          Board, Chief
Spencer Krumholz              Executive Officer
                              and Director


/s/ Michael Krumholz          President and             April 13, 2001
--------------------          Director
Michael Krumholz



/s/ Arlene Krumholz           Vice President,           April 13, 2001
-------------------           Secretary and
Arlene Krumholz               Director

                          LITEGLOW INDUSTRIES, INC.
                            FINANCIAL STATEMENTS

                   Years Ended December 31, 2000 and 1999
                                    and
           Report of Independent Certified Public Accountants

                        INDEX TO FINANCIAL STATEMENTS


LITEGLOW INDUSTRIES, INC.

Independent Auditor's Report                                           F-2

Balance Sheets - December 31, 2000 and 1999                            F-4

Statements of Operations - Years ended                                 F-6
  December 31, 2000 and 1999

Statements of Stockholders' Equity (Deficit)-
  Years ended December 31, 2000 and 1999                               F-7

Statements of Cash Flows - Years ended December 31, 2000 and 1999      F-8

Notes to financial statements                                          F-9

                         INDEPENDENT AUDITOR'S REPORT


To the Shareholders and
  Board of Directors
Liteglow Industries, Inc.

We have audited the accompanying balance sheet of Liteglow Industries, Inc. as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liteglow Industries, Inc. as of December 31, 2000 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Liteglow Industries, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and total stockholders' deficiencies at December 31, 2000. Furthermore, at December 31, 2000 the Company could not demonstrate that it had sufficient liquidity to meet its routine operating costs for the next year. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ Margolies, Fink  and Wichrowski

March 23, 2001
Pompano Beach, Florida

                         INDEPENDENT AUDITOR'S REPORT


To the Shareholders and
  Board of Directors
Liteglow Industries, Inc.

We have audited the accompanying balance sheet of Liteglow Industries, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liteglow Industries, Inc. as of December 31, 1999 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                      /s/ Daszkal Bolton Manela Devlin & Co.


January 28, 2000
Boca Raton, Florida

                          LITEGLOW INDUSTRIES, INC.
                               BALANCE SHEETS
                         DECEMBER 31, 2000 AND 2000

                                ASSETS

                                            2000               1999
                                        ------------      -------------

Current assets:
  Cash                                  $     17,393      $     112,005
  Accounts receivable, net                   550,988            571,274
  Inventory, net                             639,804            660,028
  Prepaid expenses                            65,231            135,483
  Deferred tax asset                               -             79,000
                                        ------------      -------------
          Total current assets             1,273,416          1,557,790

Property and equipment, net                  216,941            224,885

  Goodwill, net                              186,812            197,944
  Deposits                                    37,151             38,505
                                        ------------      -------------

                                        $  1,714,320      $   2,019,124
                                        ============      =============


                        The accompanying notes are an
                 integral part of these financial statements

                          LITEGLOW INDUSTRIES, INC.
                              BALANCE SHEETS
                         DECEMBER 31, 2000 AND 2000

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    2000            1999
                                                ------------    ------------

Current liabilities:
  Line-of-credit                                $    398,667    $    400,000
  Accounts payable                                   924,602         431,946
  Accrued liabilities                                 41,100          13,511
  Accrued loss on disposal of subsidiary                              17,606
  Loans payable - stockholder                        180,450           8,183
  Current maturities of note payable                 105,807         168,967
  Current maturities of capital leases                21,371          13,994
                                                ------------    ------------
          Total current liabilities                1,671,997       1,054,207
                                                ------------    ------------
Long-term liabilities
  Long-term debt net current maturities               26,468          46,142
  Capital leases payable, net of current
  maturities                                          47,751          22,447
  Deferred tax liabilities                                 -          60,897
                                                ------------    ------------
          Total long-term liabilities                 74,219         129,486
                                                ------------    ------------
          Total liabilities                        1,746,216       1,183,693
                                                ------------    ------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, authorized
     1,000,000 shares, issued and outstanding
     1,000,000 in 2000 and 1999 respectively           1,000           1,000
  Common stock $.001 par value, authorized
     10,000,000 shares, issued and outstanding
     4,273,287 in 2000 and 1999 respectively           4,273           4,273
  Additional paid-in capital                       3,413,872       3,376,538
  Accumulated deficit                             (3,451,041)     (2,546,380)
                                                ------------    ------------
          Total stockholders' equity (deficit)       (31,896)        835,431
                                                ------------    ------------
                                                $  1,714,320    $  2,019,124
                                                ============    ============


                       The accompanying notes are an
                  integral part of these financial statements

                         LITEGLOW INDUSTRIES, INC.
                         STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                    2000            1999
                                                ------------    ------------

Revenues                                        $  4,344,405    $  5,618,892
Cost of sales                                      2,340,641       2,816,523
                                                ------------    ------------
Gross profit                                       2,003,764       2,802,369


Selling, general and administrative expenses:      2,811,918       2,505,169
                                                ------------    ------------
Operating income (loss)                             (808,154)        297,200
                                                ------------    ------------
Other expenses:
  Interest expense                                    77,157          57,530
  Other expense                                        1,247          30,000
  Loss on disposal of assets                               -           9,558
                                                ------------    ------------
        Total other expenses                          78,404          97,088
                                                ------------    ------------

Income (loss) before income taxes                   (886,558)        200,112

Provision (benefit) for income taxes                  18,103         (18,103)
                                                ------------    ------------
Net income (loss)                               $   (904,661)   $    218,215
                                                ============    ============
Net income (loss) per share:
  Basic:
      Net basic income (loss) per share         $      (0.21)   $       0.06
                                                ------------    ------------
  Diluted:
      Net diluted income (loss) per share       $      (0.21)   $       0.03
                                                ------------    ------------
Weighted average common shares outstanding
   Basic                                           4,273,287       3,700,450
                                                ============    ============

   Diluted                                         4,273,287       8,700,450
                                                ============    ============


                         The accompanying notes are an
                   integral part of these financial statements

                           LITEGLOW INDUSTRIES, INC.
                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                   YEARS ENDED DECEMBER 31, 2000 AND 1999


                                   Preferred      Stock     Common      Stock     Additional
                                   Number of       Par     Number of     Par       paid-in        Retained
                                    Shares        Value     Shares      Value      Capital       (deficit)       Total
                                   ---------    --------   ---------  --------   -----------    -----------   ----------

Balance, January 1, 1999           1,000,000    $  1,000   2,376,740  $  2,377   $ 2,408,268    $(2,764,595)  $ (352,950)

Issuance of common                                         1,350,000     1,350       273,650                     275,000
Stock issued for services                                    400,000       400        93,600                      94,000
Deferred compensation for services                                                   (37,334)                    (37,334)
Note substituted for value of share
 in acquisition of subsidiary                                                       (100,000)                   (100,000)
Additional shares issued to adjust share
 value assigned for acquisition of subsidiary                 92,200        92           (92)
Correction of repurchase and retirement
 of common stock                                               4,347         4            (4)
Settlement of shareholder claims                              50,000        50           (50)
Reinstatement of 1998 equity
 subject to potential redemption                                                     738,500                     738,500
Net income                                 -           -           -         -             -        218,215      218,215
                                   ---------    --------   ---------  --------   -----------    -----------   ----------
Balance, December 31, 1999         1,000,000       1,000   4,273,287     4,273     3,376,538     (2,546,380)     835,431

Deferred compensation for services                                                    37,334                      37,334
 Net loss                                  -           -           -         -             -       (904,661)    (904,661)
                                   ---------    --------   ---------  --------   -----------    -----------   ----------
Balance, December 31, 2000         1,000,000    $  1,000   4,273,287  $  4,273   $ 3,413,872    $(3,451,041)  $  (31,896)
                                   =========    ========   =========  ========   ===========    ===========   ==========


                        The accompanying notes are an
              integral part of these financial statements

                           LITEGLOW INDUSTRIES, INC.
                           STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                        2000             1999
                                                    -----------     ------------

Cash flows from operating activities:
    Net income (loss)                               $  (904,661)    $    218,215
                                                    -----------     ------------

Adjustments to reconcile net income to net:
  cash provided by (used for) operating activities
  Depreciation and amortization                          73,630           62,207
  Loss on disposal of asset                               9,558
  Deferred income taxes                                  18,103          (18,103)
  Non cash compensation                                                   56,667
  Allowance foe doubtful accounts                        (4,718)           4,211
  Allowance for inventory obsolescence                  (69,942)          (2,031)
Changes in assets and liabilities:
  Accounts receivable                                    25,004         (329,521)
  Inventory                                              90,166         (200,363)
  Other assets                                           71,606          (94,473)
  Accounts payable and accrued expenses                 539,973           80,627
                                                    -----------     ------------
Total adjustments                                       743,822          431,221
                                                    -----------     ------------
Net cash used for operations                           (160,839)        (213,006)
                                                    -----------     ------------

Net cash used in investing activities:
  Proceeds from sale of equipment                                         25,000
  Purchase of equipment                                 (10,067)         (22,136)
                                                    -----------     ------------

    Net cash used for investing activities              (10,067)           2,864
                                                    -----------     ------------

Cash flows from (used in) financing activities
  Repayment of notes payable & capital leases           (95,973)        (113,096)
  Loans from shareholders                               172,267           71,947
  Proceeds from notes payable                                             20,000
  Proceeds from issuance of common stock                      -          275,000
                                                    -----------     ------------

    Net cash provided by financing activities            76,294          253,851
                                                    -----------     ------------

Net increase (decrease) in cash and cash equivalents    (94,612)          43,709

Cash and cash equivalents, beginning of period          112,005           68,296
                                                    -----------     ------------

Cash and cash equivalents, end of period            $    17,393     $    112,005
                                                    ===========     ============


                        The accompanying notes are an
                integral part of these financial statements

                           LITEGLOW INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

The accompanying financial statements represent those of Liteglow Industries, Inc. and subsidiary (the "Company"). The Company was incorporated April 25, 1984, in the State of Utah. The Company primarily engages in the business of designing, manufacturing and marketing a diverse line of automotive aftermarket accessory and specialty products. The Company initially focused its efforts on developing a line of 12-volt automotive accessories designed to enhance vehicle appearance, including neon license plate frames and neon under-car lighting kits.

Principles of Consolidation

In 1999 the financial statements include the Company and its subsidiary. All material intercompany accounts and transactions had been eliminated. Operations for the subsidiary were included in the consolidated results of operations. On December 21, 2000 the Company formally merged with its subsidiary.

Cash equivalents

Cash equivalents are short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

Accounts Receivable

Accounts receivables are recorded net of an allowance for doubtful accounts of $28,908 and $33,626 for December 31, 2000 and 1999, respectively.

Inventory

Inventory primarily consists of merchandise held for sale and is stated at the lower of cost or market, with cost determined on the first-in, first-out
(FIFO) basis.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

Advertising

Advertising costs are expensed when incurred. The advertising cost incurred for the years ended December 31, 2000 and 1999 was $103,117 and $142,648, respectively.

                          LITEGLOW INDUSTRIES, INC.
                NOTES TO FINANCIAL STATEMENTS (Continued)


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes income, and expenses when the merchandise is shipped.

Income taxes

The Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Net income (loss) per share

Net income (loss) per share is determined by dividing net (loss) by the weighted average common shares outstanding. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. Convertible preferred shares outstanding are common stock equivalents and are included in the calculation of earnings per share to the extent they are dilutive using the treasury stock method in 1999. The Company's basic and diluted earnings per share are the same in 2000, as the Company's common stock equivalents are anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions, if not realized, could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                           LITEGLOW INDUSTRIES, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company's financial instruments, primarily consisting of cash and cash equivalents, investments, accounts receivable, note receivable form related party, accounts payable, bank line of credit payable, and long-term debt, approximate fair value due to their short-term nature or interest rates that approximate market.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required.

Stock Based Compensation

Statement of Financial Accounting Standard No. 123 " Accounting for Stock Based Compensation" is effective for fiscal years beginning after December 15, 1995. Statement No. 123 provides companies with a choice to follow the provisions of No. 123 in the determination of stock based compensation expense or to continue with the provisions of APB 25, " Accounting for Stock issued to employees". The Company has elected to follow APB 25 and will provide pro forma disclosure as required by statement No.123 in the notes to the financial statements.


2.	MANAGEMENTS PLAN

As shown in the accompanying financial statements, the Company has incurred a pre-tax net loss of $886,558 during the year ended December 31, 2000. The ability of the Company to continue as a going concern is dependent on returning to profitable operations and obtaining additional working capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In March 2001 the Company reduced its work force, which will reduce operating expenses by $300,000. In addition the Company is exploring the possibility of relocating its Orlando manufacturing operation to its main warehouse facility, in an effort to consolidate operations and reduce costs. Additionally, on March 27, 2001, the Company entered into a "Revolving Loan and Security Agreement" with a lending institution. The Agreement provides for borrowings based on eligible accounts receivable and inventory of the Company. Management believes these actions will provide the necessary capital requirements to ensure the Company's ability to continue as a going concern.

                          LITEGLOW INDUSTRIES, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)


3.	MERGERS AND ACQUISITIONS

KJK Marketing, Inc. Acquisition
-------------------------------

On October 10, 1997, the Company's wholly owned subsidiary, Liteglow Acquisition Corp. merged with KJK Marketing, Inc., d/b/a Lowglow Neon Industries, with Liteglow Acquisition Corp. being the surviving entity.
As consideration, the Company paid $50,000 in cash, $50,000 note payable due 30 days after the close, and 7,500 shares, post-reverse split, of common stock with an agreed upon market value of $150,000 on October 10, 1999, for a total purchase price of $250,000. If the total market value of the shares were less than $150,000 on October 10, 1999, the Company agreed to issue additional shares valued at the difference between market price and guaranteed amount. The acquisition was accounted for using the purchase method of accounting. The results of operation are included in the consolidated statement of operations since the date of acquisition. Goodwill of $223,050 was recorded in this transaction, which is being amortized over 20 years using the straight-line method.

At October 10, 1999, the Company issued an additional 92,200 shares to bring the value of common stock to $50,000 and a note payable to the shareholders of KJK Marketing, Inc. for $100,000 was issued to aggregate a value of $150,000. See Note 9.


4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000 and 1999:

                                             2000            1999
                                         -----------     -----------
Vehicles                                 $    79,849     $    90,310
Machinery and equipment                      268,744         204,650
Furniture and fixtures                         5,041           3,615
Leasehold Improvements                         6,970          13,066
                                         -----------     -----------
                                             360,604         311,641

Less: accumulated depreciation
      and amortization                      (143,663)        (86,756)
                                         -----------     -----------
Property and equipment, net              $   216,941     $   224,885
                                         ===========     ===========


Depreciation and amortization expense for the years ended December 31, 2000 and 1999 was $62,488 and $51,054 respectively.

                          LITEGLOW INDUSTRIES, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)


5.	LINE-OF-CREDIT

The Company has established a $400,000 revolving line-of-credit with a bank. The line-of-credit carries a variable interest rate, which is the prime rate plus 1.5 percent and is due on demand. The line-of-credit was collateralized by the assets of the Company and is guaranteed by major stockholders. At December 31, 2000, the Company owed $398,667 on this line-of-credit, and the interest rate is 10%. On March 28, 2001 The Company paid this line in full.


6.	LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2000 and 1999:


                                                   2000            1999
                                                ----------      ----------
Note payable, monthly payments of $333,
including interest at 10.9%, due April 2002     $    5,129      $    8,303

Note payable, monthly payments of $182,
including interest at 12.9%, due May 2002            2,814           4,514

Note payable, monthly payments of $781,
including interest at 8.3%, due March 2004          27,198          33,447

Note payable, monthly payments of $621,
including interest at 8%, due August 2002           12,134          17,845

Note payable, non-interest bearing, due July
1999 for acquisition of B&B Associates              85,000          85,000

Note payable, monthly payments of $7,000,                -          66,000
including interest at 5%, due October 2000
                                                         -               -
                                                ----------      ----------

                                                   132,275         215,109

Less current maturities                           (105,807)       (168,967)
                                                ----------      ----------
Long-term debt, net of current maturities       $   26,468      $   46,142
                                                ==========      ==========


                           LITEGLOW INDUSTRIES, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)


6.	LONG-TERM DEBT (continued)

Long-term debt maturities for the next five years are as follows:


                             Years Ending
                             December 31,
                             ------------
                                 2001         $       19,674
                                 2002         $      105,807
                                 2003                 15,376
                                 2004                  8,780
                                 2005                  2,312
                                              --------------
                                 Total        $      132,275
                                              ==============

7.	LEASES COMMITMENTS

The Company leases it corporate offices and warehouse space under long-term operating lease agreements. The rental expense amounted to $160,222 and $103,636 for the years ended December 31, 2000 and 1999, respectively.

The Company is obligated under various capital leases. The leased property under capital lease as of December 31, 2000, has a cost of $92,700 and amortization of $15,163. Amortization of the leased property is included in depreciation expense.

Future minimum lease payments for these leases are as follows:


         Years Ending                 Capital         Operating
         December 31,                 Leases          Leases
         ------------                 -------         ---------
            2001                    $   26,940      $   174,473
            2002                        25,412          179,707
            2003                        14,436          185,098
            2004                         9,962          190,651
            2005                         4,007           46,614
                                    ----------

Total minimum lease payments            80,757      $   729,929
Less amount representing interest       11,635      ===========
                                    ----------
Present value of net minimum lease
payments                                69,122
Less current maturities                 21,371
                                    ----------
Long-term obligation                $   47,751
                                    ==========

                          LITEGLOW INDUSTRIES, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)


8.	INCOME TAXES

The provision (benefit) for income tax includes these components:

                                2000          1999
                             ---------     ---------
           Current           $       -     $       -
           Deferred             18,103       (18,103)
                             ---------     ---------
                Total        $  18,103     $ (18,103)
                             =========     =========


A reconciliation of income tax expense at the statutory rate of the Company's actual income tax expense is shown below:

                                                  2000           1999
                                              -----------     -----------

Computed at the statutory rate (39.5%)        $  (350,200)    $    79,045
Increase (decrease) resulting from:
   Non-deductible expenses                         13,200           5,694
   State income taxes and other, net
     of federal tax benefit                        (4,000)        (47,066)
   Net operating loss carryforward applied        341,000         (37,673)
   Change in deferred tax asset
     valuation allowance                           18,103         (18,103)
                                              -----------     -----------
       Total                                  $    18,103     $   (18,103)
                                              ===========     ===========

The components of the deferred tax assets and liabilities were as follows:

                                                 2000            1999
                                             ------------     -----------
Deferred tax assets:
   Allowance for bad debts                   $     11,400     $    13,282
   Net operating loss carryforward              1,123,500         785,627

Deferred tax liabilities:
   Accumulated depreciation                       (20,600)        (18,000)
   Accrued expenses on disposal of
     subsidiary                                         -         (42,897)
                                             ------------     -----------
  Net deferred tax asset (liability)            1,114,300         738,012

   Valuation allowance                         (1,114,300)       (719,909)
                                             ------------     -----------
  Net deferred tax asset                     $          -     $    18,103
                                             ============     ===========


The Company has approximately the following net operating loss carryforwards expiring as follows, 2012 - $ 481,000, 2013 $1,500,000, 2014 $863,000.

                          LITEGLOW INDUSTRIES, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)


9.	STOCKHOLDERS' EQUITY


Stockholders equity
-------------------

Common Stock Issued for Cash
----------------------------

During 1999, the Company issued 1,350,000 shares of its common stock through a Regulation D offering. The price of the stock had an average range of $0.019 to $0.40 per share. The total amount obtained from the issuance of these common shares was $275,000.

Non-Cash Stock Transactions
---------------------------

During 1999, the Company issued 400,000 shares of stock for consulting services, approximating $94,000. Some of these services were performed in the future; therefore, the Company recorded deferred consulting fees expense of $37,333, which was off-set against equity for financial statement presentation. This amount was record as compensation in 2000.

On December 14, 1999, the Company issued 50,000 shares of its common stock in settlement of a shareholder's claim regarding previously issued stock not appearing on the transfer agent's records. The Company also paid an additional consideration of $30,000 to the shareholder.

On December 14, 1999, the Company issued 92,200 shares of its common stock to bring the value of common stock previously issued to $50,000 in accordance with the purchase agreement with KJK Marketing, Inc. in 1997. The previous value assigned to the common stock in 1997 was $150,000. The Company gave a note for the difference of $100,000 and recorded a corresponding reduction in Additional Paid-In Capital. See Note 3.


10.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash in what it believes to be credit worthy financial institutions. The balances, at times, may exceed federally insured limits. At December 31, 2000 and 1999, the Company was within the insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes its trade accounts receivable exposure is limited.

                           LITEGLOW INDUSTRIES, INC.
                NOTES TO FINANCIAL STATEMENTS (Continued)


11.	RELATED PARTY TRANSACTIONS

At December 31, 2000 and 1999, the transactions involving the stockholder/officer are summarized below:

                                                  2000            1999
                                               ----------     -----------

Beginning Balances                             $   (8,183)    $    58,355
 (Loans from) advances to stockholder, net       (172,267)        (66,538)
                                               ----------     -----------
Ending balance                                 $ (180,450)    $    (8,183)
                                               ==========     ===========


The balance in loans payable stockholder of $180,450 represents personal credit card debt from various institutions obtained by the stockholder to fund operations during the current year.


12.	GOODWILL

Goodwill of $223,050, net of $36,238 of amortization, represents the amount by which the purchase price of businesses acquired exceeds the fair market value of their net assets under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 20 years. The Company periodically evaluates the realizability of goodwill and other intangible assets to determine whether any impairment has occurred in the value of such assets. Impairments are recognized when the present value of the future cash flow is less than the carrying value of goodwill.

Amortization expense for both of the years ended December 31, 2000 and 1999 was $11,152.


13.	SUPPLEMENT CASH FLOW INFORMATION

                                                  2000          1999
                                               ----------    ----------
Cash paid during the year for:
  Interest                                     $   89,447    $   55,669
                                               ----------    ----------

Non-cash investing and financing transactions
  Acquisition of equipment through issuance of
    debt and capital leases                    $   44,487    $   82,252
                                               ----------    ----------

Issuance of common shares for services         $        -    $   94,000
                                               ==========    ==========

                           LITEGLOW INDUSTRIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)


14.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material effect on its financial condition or results of operations.


15.	EQUITY SUBJECT TO POTENTIAL REDEMPTION

During the years ended December 31, 1998, the Company sold shares of its common stock and received proceeds of $1,738,500 from those sales. The Company has claimed an exemption for these sales from the registration provisions of the Securities Act of 1933 pursuant to Regulation D, Rule 504. The Securities and Exchange Commission has advised the Company that certain of these sales may have resulted in the violation of the registration provisions of Section
5 of the Securities Act of 1933, as the exemption provided by Rule 504 is limited, in any twelve month period, to $1,000,000 of sales, less deductions for violations of Section 5 and other sales of securities under Section 3(b) of the Securities Act of 1933. The Company was advised by its counsel that persons who purchased shares from the Company in transactions that were not exempt from the registration provisions of Section 5 had the right under state and federal securities laws to require the Company to repurchase their shares for the amount originally paid, plus interest. The Company disputed any such liability. Notwithstanding the Company's position, based on the best information available to the Company, the Company had calculated a range of possible, but disputed, exposure that existed for the Company in light of the disputed civil liabilities described above. Accordingly, in the event that these disputed civil liabilities were successfully asserted, the Company could have been liable to those shareholders purchasing securities directly from the Company in an amount, which the Company and the staff of the SEC have determined was a maximum of $738,500 at December 31, 1998 and $0 at December 31, 1999.


16.	SUBSEQUENT EVENTS

On March 27, 2001, the Company entered into a "Revolving Loan and Security Agreement" (the "Agreement") with a lending institution. The Agreement provides for borrowings based on eligible accounts receivable and inventory of the Company. The entire principal balance, and any accumulated unpaid interest under the Agreement, shall be due and payable on March 27, 2003. The Agreement was secured by substantially all of the Company's assets, and a certificate of deposit in the amount of $100,000 pledgedby a shareholder. All borrowings under this revolving loan agreement bear interest at a rate equal to approximately 2.75% plus the prime interest rate. In conjunction with obtaining this loan, the Company paid off its previous line of credit totaling $398,667. On March 28, 2001 the total outstanding balance on this line totaled $715,521. This loan has been personally guaranteed by the Company's Chairman & CEO.