Form 10QSB
period 2001-03-31
LITEGLOW INDUSTRIES INC
filed 2001-05-15
CIK 1022494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2001
                                              --------------

                     Commission File Number:  000-27087
                                              ---------

                          LITEGLOW INDUSTRIES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             UTAH                                      65-05164035
  -------------------------------                     -------------
  (State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                    Identification No.)



       2301 N.W. 33rd Court, Unit 112, Pompano Beach, Florida 33069
       -------------------------------------------------------------
       (Address, including zip code, of principal executive offices)


                              (954) 971-4569
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

        -------------------------------------------------------
        (Former name, former address and former fiscal year, if
                          changed since last report)



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filings for the past 90 days.  YES  X        NO
                                                        ---          ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2001, the number of the Company's shares of par value $.001 common stock outstanding was 4,274,954.

                          LITEGLOW INDUSTRIES, INC.
                                FORM 10-QSB
                               MARCH 31, 2001


                                   INDEX



Part I     - FINANCIAL INFORMATION

    Item 1.    Financial Statements


               Balance Sheets - March 31, 2001 (Unaudited) and
               December 31, 2000

               Statements of Operations - Three months ended March 31, 2001 and 2000 (Unaudited).

               Statements of Cash Flows - Three months ended March 31, 2001 and 2000 (Unaudited).

               Notes to Financial Statements.

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

PART II.   OTHER INFORMATION

    Item 1.    Legal Proceedings

    Item 2.    Changes in Securities

    Item 3.    Defaults Upon Senior Securities

    Item 4.    Submission of Matters to a Vote of Security-Holders

    Item 5.    Other Information

    Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

                         LITEGLOW INDUSTRIES, INC.


PART I - FINANCIAL INFORMATION


     Item I.  Financial Statements
              --------------------

                         LITEGLOW INDUSTRIES, INC.
                               BALANCE SHEET


        ASSETS                                   March 31,   December 31,
                                                   2001          2000
                                              ------------   ------------
                                               (unaudited)
Current assets:

 Cash and cash equivalents                    $     6,117    $    17,393
 Accounts receivable                              526,990        550,988
 Inventory                                        579,677        639,804
 Prepaid expenses                                  55,025         65,231
                                              -----------    -----------
    Total current assets                        1,167,809      1,273,416

Property and equipment less accumulated
 depreciation                                     182,464        216,941

Goodwill, net                                     184,024        186,812
Deferred loan costs                                21,500              -
Deposits                                           37,151         37,151
Advances to stockholders                           26,521              -
                                              -----------    -----------
                                              $ 1,619,469    $ 1,714,320
                                              ===========    ===========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current maturities of long-term debt         $    95,054    $   105,807
 Current maturities of capital leases              19,792         21,371
 Line of credit                                   715,521        398,667
 Loans payable stockholder                        146,951        180,450
 Accounts payable and accrued expenses            672,667        965,702
                                              -----------    -----------
    Total current liabilities                   1,649,985      1,671,997
                                              -----------    -----------

 Long-term debt less current maturities            21,216         26,468
 Long-term capital lease obligations
   less current maturities                         42,408         47,751
                                              -----------    -----------
                                                   63,624         74,219
                                              -----------    -----------
Stockholders' deficit:
 Preferred stock par value $.001
  issued and authorized 1,000,000                   1,000          1,000
 Common stock, $.001 par value; authorized
  10,000,000 shares 4,274,954 shares and
  4,273,287 issued and outstanding, 2001,
  and 2000 respectively                             4,274          4,273
  Additional paid-in capital                    3,413,971      3,413,872
  Retained deficit                             (3,513,385)    (3,451,041)
                                              -----------    -----------
    Total stockholders'deficit                    (94,140)       (31,896)
                                              -----------    -----------
                                              $ 1,619,469    $ 1,714,320
                                              ===========    ===========


                           See accompanying notes

                          LITEGLOW INDUSTRIES, INC.
                          STATEMENT OF OPERATIONS
                                (unaudited)

                                             Three Months  Three Months
                                                Ended         Ended
                                              March 31,      March 31,
                                                2001           2000
                                            -----------    ------------

Sales                                       $   975,666    $   922,195
Cost of sales                                   403,712        454,183
                                            -----------    -----------

Gross profit (loss)                             571,954        468,012

Selling, general and administrative expenses    603,657        593,906
                                            -----------    -----------
Income (loss) from operations                   (31,703)      (125,894)
                                            -----------    -----------
Other income (expenses):
 Interest expense                               (23,390)       (17,213)
 Gain (loss) on disposal of assets               (7,251)        14,349
                                            -----------    -----------

    Total other income (expenses)               (30,641)        (2,864)
                                            -----------    -----------

Income (loss) before income taxes               (62,344)      (128,758)

Income tax expense (benefit)                        -              -
                                            -----------    -----------

Net loss                                    $   (62,344)   $  (128,758)
                                            ===========    ===========
Net loss per common share:
 Basic:
 Net loss per common share                         (.01)          (.03)

Diluted:
 Net loss per common share                         (.01)          (.03)

Weighted average shares outstanding basic     4,274,119      4,273,287
                                            ===========    ===========

Weighted average shares outstanding diluted   4,274,119      4,273,287
                                            ===========    ===========




                           See accompanying notes

                          LITEGLOW INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                               (unaudited)

                                               Three Months   Three Months
                                                  Ended          Ended
                                                 March 31,     March 31,
                                                  2001           2000
                                               ------------   ------------

Cash flows from operating activities:
 Net income                                    $   (62,344)   $  (128,758)

Adjustments to reconcile net income to net:
 Cash provided by (used for) operating
   activities
 Depreciation and amortization                      19,120          8,867
 Non- cash compensation                                100
Changes in assets and liabilities:
 Accounts receivable                                23,998        103,372
 Inventory                                          60,127        (83,788)
 Prepaid expenses                                   10,206         44,548
 Deposits and other assets                                     (20,065)
 Deferred loan costs                               (21,500)
 Accounts payable and accrued expenses            (293,035)       (75,897)
                                               -----------    -----------
Net cash (used for) operations                    (263,328)      (151,721)
                                               -----------    -----------

Net cash used in investing activities:
 Proceeds from sale of equipment                    18,145         12,000
 Purchase of equipment                                 -          (10,813)
                                               -----------    -----------
Net cash used for investing activities              18,145          1,187
                                               -----------    -----------

Cash flows from (used in) financing activities
 Repayment from (loan to) stockholder              (60,020)        28,183
 Proceeds from line of credit, net                 316,854         16,603
 Proceeds from long term debt                                    3,067
 Payments of long term debt and leases             (22,927)        (1,516)
                                               -----------    -----------
  Net cash provided by financing activities        233,907         46,337
                                               -----------    -----------

Net (decrease) in cash and cash equivalents        (11,276)      (104,197)

Cash and cash equivalents, beginning of period      17,393        112,005
                                               -----------    -----------

Cash and cash equivalents, end of period       $     6,117    $     7,808
                                               ===========    ===========




                            See accompanying notes

                     LITEGLOW INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2000


NOTE 1 - FINANCIAL STATEMENTS

The Company

The accompanying financial statements represent those of Liteglow Industries, Inc. (the "Company"). The Company was incorporated April 25, 1984, in the State of Utah. The Company primarily engages in the business of designing, manufacturing and marketing a diverse line of automotive aftermarket accessory and specialty products. The Company initially focused its efforts on developing a line of 12-volt automotive accessories designed to enhance vehicle appearance, including neon license plate frames and neon under-car lighting kits.

Significant Accounting Policies

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December
31, 2000.

The balance sheet as of March 31, 2001, the statements of operation and cash flows for the three months ended March 31, 2001, and 2000, which have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2000.

NOTE 2: NET INCOME PER SHARE

Net income per share is computed by dividing net income by the average number of common shares outstanding, increased by common stock equivalents determined using the treasury stock method.

                  LITEGLOW INDUSTRIES, INC.
                        FORM 10-QSB
                      MARCH 31, 2001


                PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the three months ended
March 31, 2001, and 2000, respectively.

Forward-Looking Statements
--------------------------

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

Going Concern

The Company has incurred pretax net losses of $886,558, and $63,344 for the year ended December 31, 2000, and he quarter ended March 31, 2001, respectively. The ability of the Company to continue as a going concern is dependent on returning to profitable operations and obtaining additional working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In March 2001 the Company reduced its work force. In addition the Company is exploring the possibility of relocating its Orlando manufacturing operation to its main warehouse facility, in an effort to consolidate operations and reduce costs. Additionally, on March 27, 2001, the Company entered into a "Revolving Loan and Security Agreement" with a lending institution. The Agreement provides for borrowings based on eligible accounts receivable and inventory of the Company. Management believes these actions will provide the necessary capital requirements to ensure the Company's ability to continue as a going concern.

                     LITEGLOW INDUSTRIES, INC.
                           FORM 10-QSB
                         MARCH 31, 2001

Results of Operations

Three Months Ended March 31, 2001 and 2000

Net sales for the quarter ended March 31, 2001 were $975,666 compared to net sales of $922,195 for the quarter ended March 31, 2000. For these same periods, costs of sales decreased to $403,712 from $454,183. The gross profit for the quarters ended March 31, 2001 and 2000 was $571,954 and $468,012, respectively.
The company's selling, general and administrative expenses increased to $603,657 from $593,906 for the quarters ended March 31, 2001 and 2000, respectively. The company had a loss of operations of $$62,344 for the quarter ended March 31, 2001 compared to a loss from operations of $128,758 for the quarter ended March 31, 2000.

The company decreased its inventory during the first quarter of 2001 compared to the first quarter of 2000 due to trends historically caused from unfavorable weather conditions and from the continued softness of the United States retail market. As a consequence of these trends, the Company was able to utilize existing inventory to meet current sales needs. Accordingly, inventory decreased by $60,127 to $579,677 compared to $639,804 at December 31, 2000 and decreased by $164,139 from $743,816 at March 31, 2000.

Liquidity and Capital Resources

Total current assets decreased to $1,167,809 at March 31, 2001 compared to $1,347,794 at March 31, 2000 primarily as a result of reducing its inventory levels and from reducing the amount of prepaid expenses. The Company's total assets decreased to $1,619,469 at March 31, 2001 compared to $1,819,139 at March 31,
2000 primarily as a result of lowering its inventory levels and reducing its prepaid expenses.

The company's accounts payable and accrued expenses increased to $672,667 at March 31, 2001 compared to $387,166 at March 31, 2000 primarily due to the Company's continued difficulty at paying its accounts on a current basis. The Company's total current liabilities increased to $1,647,985 at March 31, 2001 from $984,129 primarily due to the losses incurred in the past five quarters, which resulted in increased accounts payable, accrued expenses and short-term borrowings.

The Company's net cash used by operations was $263,328 for the quarter ended March 31, 2001 compared to net cash used by operations of $151,721 for the quarter ended March 31, 2000. The
Company successfully obtained a new financing agreement that resulted in approximately $317,000 of new borrowings.

The Company closed its consumer sales division located in Orlando, Florida, which eliminated approximately 7 employees and is expected to reduce operating expenses of payroll, travel, shows and advertising by approximately $350,000 annually. The costs of its remaining Orlando operation is currently being analyzed to determine whether additional savings can be obtained by moving it to its Pompano Beach, Florida location.

The Company believes that the selling, general and administrative costs need to be reviewed and efforts are currently under way to reduce its operating expenses

                     LITEGLOW INDUSTRIES, INC.
                           FORM 10-QSB
                         MARCH 31, 2001


                   PART II - OTHER INFORMATION

Item 1.		LEGAL PROCEEDINGS

		Not Applicable.

Item 2.		CHANGE IN SECURITIES

                Not Applicable

Item 3.		DEFAULTS UPON SENIOR SECURITIES

		Not Applicable

Item 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		Not Applicable

Item 5.		OTHER INFORMATION

                Not Applicable

Item 6.		EXHIBITS AND REPORTS ON FORM 8-K

                (a) There are no exhibits required to be filed for the period covered by this Report.

                (b) There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LITEGLOW INDUSTRIES, INC.


Dated:  May 14, 2001            By: /s/ Spencer Krumholtz
                                    ---------------------
                                    Spencer Krumholz, President