Form 10QSB
period 2001-06-30
LITEGLOW INDUSTRIES INC
filed 2001-08-09
CIK 1022494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 2001
                                         -------------

               Commission File Number:  000-27087


                     LITEGLOW INDUSTRIES, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


               Utah                                       65-164035
  -------------------------------                    -------------------
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                     Identification No.)



     2301 N.W. 33rd Court, Unit 112, Pompano Beach, Florida 33069
    --------------------------------------------------------------
    (Address, including zip code, of principal executive offices)


                             (954) 971-4569
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.
YES     [X]        NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2001, the number of the Company's shares of par value $.001 common stock outstanding was 4,274,954.

                   LITEGLOW INDUSTRIES, INC.
                          FORM 10-QSB
                         JUNE 30, 2001


                             INDEX


Part I     - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets - June 30, 2001 (Unaudited)

            Statements of Operations - Three months and six months ended June 30, 2001 and 2000 (Unaudited).

            Statements of Cash Flows - Six ended June 30, 2001 and 2000 (Unaudited).

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

                      LITEGLOW INDUSTRIES, LTD.


PART I - FINANCIAL INFORMATION

  Item I.      Financial Statements
               --------------------

                   LITEGLOW INDUSTRIES, INC.
                         BALANCE SHEET

                                                    Three Months Ended
                                                       June 30, 2001
                                                    ------------------
                          ASSETS

Current assets:
  Cash and cash equivalents                             $      -
  Accounts receivable                                          478,587
  Inventory                                                    693,575
  Prepaid expenses                                              55,905
                                                        --------------
          Total current assets                               1,228,067

Property and equipment less accumulated
  depreciation                                                 214,942

Goodwill, net                                                  181,236
Deferred loan costs                                             16,125
Deposits                                                        37,151
Advances to stockholders                                        40,180
                                                        --------------
                                                        $    1,717,701
                                                        ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Bank overdraft                                        $       26,678
  Current maturities of long-term debt                          13,654
  Current maturities of capital leases                          32,146
  Line of credit                                               731,818
  Loans payable stockholder                                    182,239
  Accounts payable and accrued expenses                        582,144
                                                        --------------
          Total current liabilities                          1,568,679
                                                        ==============

Long-term debt less current maturities                          15,215
Long term capital lease obligations
  less current maturities                                       72,890
                                                        --------------
                                                                88,105
                                                        --------------
Stockholders' equity (deficit):
  Preferred stock par value $.001
    issued and authorized 1,000,000                              1,000
  Common stock, $.001 par value; authorized
   10,000,000 shares 4,274,954 shares issued
   and outstanding                                               4,274
  Additional paid-in capital                                 3,413,871
  Retained deficit                                          (3,358,228)
                                                        --------------
          Total stockholders' equity (deficit)                  60,917
                                                        --------------
                                                        $    1,717,701
                                                        ==============


See accompanying notes to financial statements.

                      LITEGLOW INDUSTRIES, INC.
                       STATEMENT OF OPERATIONS
                             (unaudited)



                                    Six             Six            Three         Three
                                   Months          Months          Months        Months
                                   Ended           Ended           Ended         Ended
                                  June 30,        June 30,        June 30,      June 30,
                                    2001            2000            2001          2000
                                 ----------      ----------     ----------     ----------
Sales                            $2,153,322      $2,107,835     $1,177,656     $1,185,640
Cost of sales                       923,632       1,004,992        519,921        550,809
                                 ----------      ----------     ----------     ----------
Gross profit (loss)               1,229,690       1,102,843        657,735        634,831

Selling, general and
  administrative expenses         1,197,252       1,111,916        593,595        518,010
                                 ----------      ----------     ----------     ----------

Income (loss) from operations        32,438          (9,073)        64,140        116,821
                                 ----------      ----------     ----------     ----------

Other income (expenses):
  Interest expense                  (70,312)        (40,023)       (46,922)       (22,810)
  Gain (loss) on disposal of
    assets                           (1,919)         14,349          5,333              -
  Settlements                       132,606               -        132,606              -
                                 ----------      ----------     ----------     ----------
  Total other income (expenses)      60,375         (25,674)        91,017        (22,810)
                                 ----------      ----------     ----------     ----------

Income (loss) before income
  taxes                              92,813         (34,747)       155,157         94,011

Income tax expense (benefit)              -               -              -              -
                                 ----------      ----------     ----------     ----------
Net income (loss)                $   92,813      $  (34,747)    $  155,157     $   94,011
                                 ==========      ==========     ==========     ==========
Net loss per common share:
  Basic:
    Net loss per common share           .02            (.01)           .04            .02

  Diluted:
    Net loss per common share           .01            (.01)           .02            .02

Weighted average shares
  outstanding basic               4,273,287       4,273,287      4,273,287      4,273,287
                                 ==========      ==========     ==========     ==========
Weighted average shares
  outstanding diluted             9,273,287       4,273,287      9,273,287      4,273,287
                                 ==========      ==========     ==========     ==========





See accompanying notes to financial statements.

                     LITEGLOW INDUSTRIES, INC.
                      STATEMENT OF CASH FLOWS
                            (unaudited)


                                           Six Months Ended    Six Months Ended
                                            June 30, 2001        June 30, 2000
                                           ----------------    ----------------
Cash flows from operating activities:
    Net income                                $     92,813       $   (34,747)
Adjustments to reconcile net income to net:
  Cash provided by (used for) operating
  activities
  Depreciation and amortization                     42,388            11,823
  Non- cash compensation                               100
  Gain on disposal of equipment                      1,919
  Settlement of debt                               (85,000)
Changes in assets and liabilities:
  Accounts receivable                               72,401           (61,491)
  Inventory                                        (53,771)         (142,350)
  Prepaid expenses                                   9,326            94,837
  Deposits and other assets                                          (17,065)
  Deferred loan costs                              (21,500)         (116,333)
  Accounts payable and accrued expenses           (356,980)          151,922
                                              ------------       -----------
          Net cash (used for) operations          (298,304)         (113,404)

Net cash used in investing activities:
  Proceeds from sale of equipment                   16,227            12,000
  Purchase of equipment                                  -           (26,051)
                                              ------------       -----------
          Net cash used for investing
          activities                                16,227           (14,051)
                                              ------------       -----------

Cash flows from (used in) financing
activities
  Repayment from (loan to) stockholder             (38,391)           11,061
  Issuance of common stock                                             3,067
  Increase in additional paid in capital                              (1,516)
  Proceeds from line of credit, net                333,151            11,580
  Proceeds from long term debt                                        19,327
  Payments of long term debt and leases            (30,076)          (10,132)
                                              ------------       -----------
          Net cash provided by financing
          activities                               264,684            33,387
                                              ------------       -----------

Net (decrease) in cash and cash equivalents        (17,393)          (94,068)

Cash and cash equivalents, beginning of period      17,393           112,005
                                              ------------       -----------
Cash and cash equivalents, end of period      $          -       $    17,937
                                              ============       ===========

Supplementary Disclosure of Cash Flow
Information:
  Interest paid                               $     70,312       $    40,023
                                              ============       ===========

Assets acquired with debt                     $     47,584       $         -
                                              ============       ===========



See accompanying notes to financial statements.

                      LITEGLOW INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2001


NOTE 1 -  FINANCIAL STATEMENTS

          The Company
          -----------

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

          Significant Accounting Policies
          -------------------------------

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

          The balance sheet as of June 30, 2001, the statements of operation and cash flows for the three and six months ended June 30, 2001, and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001, and for all periods presented, have been made.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2000.

NOTE 2 -  NET INCOME PER SHARE

          Net income per share is computed by dividing net income by the average number of common shares outstanding, increased by common stock equivalents determined using the treasury stock method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the three and six months ended June 30, 2001, and 2000, respectively.

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

Going Concern
-------------

     The Company has incurred pretax net losses of $886,558, and $63,344 for the year ended December 31, 2000, and the quarter ended March 31, 2001, respectively. The ability of the Company to continue as a going concern is dependent on returning to profitable operations and obtaining additional working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In March 2001, the Company reduced its work force. In addition, the Company is exploring the possibility of relocating its Orlando manufacturing operation to its main warehouse facility in an effort to consolidate operations and reduce costs. Additionally, on March 27, 2001, the Company entered into a "Revolving Loan and Security Agreement" with a lending institution. The Agreement provides for borrowings based on eligible accounts receivable and inventory of the Company. Management believes these actions will provide the necessary capital requirements to ensure the Company's ability to continue as a going concern.

Results of Operations
---------------------

Three and Six Months Ended June 30, 2001 and 2000
-------------------------------------------------

     Net sales increased for the six months ended June 30, 2001 to $2,153,322 compared to net sales of $2,107,835 for the six months ended June 30, 2000. For these same periods, costs of sales decreased to $923,632 from $1,004,992 for 2001 and 2000 respectively. The gross profit for the six months ended June 30, 2001 increased to $1,229,690 as compared to $1,102,843 for the six months ended June 30, 2000. The Company's selling, general and administrative expenses increased to $1,197,652 from $1,111,916 for the six months ended June 30, 2001 and 2000, respectively. The Company had income from operations of $32,438 for the six months ended June 30, 2001 compared to a net loss from operations of $9,073 for the six months ended June 30, 2000.

     Net sales for the quarter ended June 30, 2001 were $1,177,656 compared to net sales of $1,185,640 for the quarter ended June 30, 2000. For these same periods, cost of sales decreased to $519,921 from $550,809 for 2001 and 2000, respectively. The gross profit for the quarter ended June 30, 2001 and 2000 was $657,735 and $634,831, respectively. The
Company's selling, general and administrative expenses increased to $593,595 from $518,010, respectively. The Company had income from operations of $64,140 compared to $116,821 for the quarter ended June 30, 2001 and 2000 respectively.

     The Company increased its inventory during the first six months of 2001 by $53,771 compared to an increase of $142,350 for the first quarter of 2000. The Company is making efforts to better anticipate inventory needs. As a consequence the Company was able to utilize existing inventory to meet current sales needs.

Liquidity and Capital Resources
-------------------------------

     Total current assets decreased to $1,228,067 at June 30, 2001 compared to $1,531,059 at June 30, 2000 primarily as a result of reducing its inventory levels and from reducing the amount of prepaid expenses. The Company's total assets decreased to $1,717,701 at June 30, 2001 compared to $2,128,019 at June 30, 2000 primarily as a result of lowering its inventory levels and reducing its prepaid expenses.

     The Company's accounts payable and accrued expenses decreased to $582,144 at June 30, 2001 compared to $615,015 at June 30, 2000, however loans payable to shareholder increased to $182,239 at June 30, 200 compared to $47,427 at June 30, 2000 primarily due to the Company's losses sustained for the period ended March 31, 2001 and prior, and due to continued difficulty at paying its accounts on a current basis. The Company's total current liabilities increased to $1,568,679 at June 30, 2001 from $1,185,406 at June 30, 2000 primarily due to the loss sustained in the last fiscal year, which resulted in increased accounts payable, accrued expenses, and short-term borrowings.

     The Company's net cash used by operations was $298,304 for the six months ended June 30, 2001 compared to net cash used by operations of $113,404 for the six months ended June 30, 2000. The Company successfully obtained a new financing agreement that resulted in approximately $331,818 of new borrowings through June 30, 2001.

     The Company closed its consumer sales division located in Orlando, Florida, which eliminated approximately 7 employees and is expected to reduce operating expenses of payroll, travel, shows and advertising by approximately $350,000 annually. The costs of its remaining Orlando operation is currently being analyzed to determine whether additional savings can be obtained by consolidating the Orlando operations with the Pompano Beach, Florida location.

     The Company believes that the selling, general and administrative costs need to be reviewed and efforts are currently under way to reduce its operating expenses.

                    LITEGLOW INDUSTRIES, INC.

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------

          Not applicable.


Item 2.   CHANGE IN SECURITIES
          --------------------

          Not Applicable


Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable


Item 5.   OTHER INFORMATION
          -----------------

          Not Applicable


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b) The Company did not file a Current Report on Form 8-K during the period covered by this Report.

                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LITEGLOW INDUSTRIES, INC.


Date:     August 7, 2001           By:____/s/Spencer Krumholz_________
                                      Spencer Krumholz, President