Form 10QSB
period 2001-09-30
LITEGLOW INDUSTRIES INC
filed 2001-11-13
CIK 1022494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE PERIOD ENDED:   SEPTEMBER 30, 2001

                     COMMISSION FILE NUMBER:000-27087

                          LITEGLOW INDUSTRIES, INC.
     ----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             UTAH                               65-05164035
     ----------------------------------------------------------------
     (State or other jurisdiction of          (IRS Employer
     incorporation or organization)          Identification No.)



       2301 N.W. 33rd Court, Unit 112, Pompano Beach, Florida 33069
     ----------------------------------------------------------------
      (Address, including zip code, of principal executive offices)

                                (954) 971-4569
     ----------------------------------------------------------------
          (Registrant's telephone number, including area code)

     ----------------------------------------------------------------
          (Former name, former address and former fiscal year, if
                          changed since last report)



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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2001, the number of the Company's shares of par value $.001 common stock outstanding was 4,273,287.

                           LITEGLOW INDUSTRIES, INC.
                                 FORM 10-Q
                              SEPTEMBER 30, 2001



                                    INDEX



Part I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

Balance Sheets.......................................................3

Statements of Operation..............................................4

Statements of Cash Flow..............................................5

Notes to Financial Statements........................................6


Item 2  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................7

PART II - OTHER INFORMATION..........................................9

SIGNATURES..........................................................10

                          LITEGLOW INDUSTRIES, INC.
                                BALANCE SHEET
                             SEPTEMBER 30, 2001
                                (unaudited)


ASSETS

Current assets:
 Cash and cash equivalents                                  $    41,155
 Accounts receivable                                            890,472
 Inventory                                                      578,592
 Prepaid expenses                                                82,562
                                                            -----------
    Total current assets                                      1,592,781

 Property and equipment less accumulated depreciation           191,632

 Goodwill, net                                                  178,448
 Loan costs, net                                                 14,357
 Deposits                                                        37,151
 Advances to stockholders                                        20,464
                                                            -----------
                                                            $ 2,034,833
                                                            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current maturities of long-term debt                       $     3,900
 Current maturities of capital leases                            34,288
 Line of credit                                               1,126,016
 Loans from shareholders                                        137,775
 Accounts payable and accrued expenses                          381,508
                                                            -----------
     Total current liabilities                                 1,683,487
                                                            -----------
Long term capital lease obligations less
  current maturities                                             64,664
                                                            -----------
Stockholders' equity (deficit):
 Preferred stock par value $.001
  issued and authorized 1,000,000                                 1,000
 Common stock, $.001 par value; authorized
  10,000,000 shares 4,273,287 shares issued and outstanding       4,274
 Additional paid-in capital                                   3,413,971
 Retained deficit                                            (3,132,563)
                                                            -----------
    Total stockholders' equity (deficit)                        286,682
                                                            -----------
                                                            $ 2,034,833
                                                            ===========

                           See accompanying notes

                         LITEGLOW INDUSTRIES, INC.
                          STATEMENT OF OPERATIONS
                                (unaudited)

                                                 Nine Months     Nine Months     Three Months    Three Months
                                                    Ended           Ended           Ended            Ended
                                                 September 30,   September 30,   September 30,   September 30,
                                                     2001           2000              2001           2000
                                                 -------------   -------------   -------------   -------------

Sales                                            $ 4,042,047     $ 3,363,654     $ 1,888,325     $ 1,255,819
Cost of sales                                      1,883,738       1,525,111         960,106         520,119
                                                 -----------     -----------     -----------     -----------
Gross profit                                       2,158,309       1,838,543         928,219         735,700

Selling, general and administrative expenses       1,875,346       1,828,148         677,694         716,233
                                                 -----------     -----------     -----------     -----------
Income from operations                               282,963          10,395         250,525          19,467
                                                 -----------     -----------     -----------     -----------
Other income (expenses):
  Interest expense                                  (102,258)        (48,743)        (31,947)         (8,720)
  Lawsuit settlement                                 132,606
  Gain on disposal of assets                           5,167           6,748           7,087          (7,600)
                                                 -----------     -----------     -----------     -----------
  Total other income (expenses)                       35,515         (41,995)        (24,860)        (16,320)
                                                 -----------     -----------     -----------     -----------

Income (loss) before income taxes                    318,478         (31,600)        225,665           3,147

Income tax expense (benefit)                               -               -               -               -
                                                 -----------     -----------     -----------     -----------
Net income (loss)                                $   318,478     $   (31,600)    $   225,665     $     3,147
                                                 ===========     ===========     ===========     ===========
Net loss per common share:
  Basic:
    Net income (loss) per common share                   .07            (.01)            .05             .00

  Diluted:
    Net income (loss) per common share                   .03            (.01)            .02             .00

Weighted average shares outstanding basic          4,273,287       4,273,287       4,273,287       4,273,287
                                                  ==========      ==========      ==========      ==========

Weighted average shares outstanding diluted        9,273,287       4,273,287       9,273,287       9,273,287
                                                  ==========      ==========      ==========      ==========


                            See accompanying notes

                         LITEGLOW INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                (unaudited)

                                                     Nine Months      Nine Months
                                                       Ended           Ended
                                                    September 30,    September 30,
                                                        2001            2000
                                                   --------------   --------------

Cash flows from operating activities:
  Net income (loss)                                $    318,487     $    (31,600)

Adjustments to reconcile net income to net:
 Cash provided by (used for) operating activities
 Depreciation and amortization                           62,598           36,954
 Deferred tax liability                                                  (60,897)
 Non cash compensation                                      100           37,333
 Gain on disposal of equipment                           (5,167)               -
 Settlement of debt                                     (85,000)               -
Changes in assets and liabilities:
 Accounts receivable                                   (339,484)        (243,452)
 Inventory                                               61,212          (92,860)
 Prepaid expenses                                       (17,331)          86,577
 Deposits and other assets                                    -          (13,290)
 Deferred loan costs                                    (21,500)               -
 Accounts payable and accrued expenses                 (584,203)         296,925
                                                   ------------     -------------
Net cash provided from (used for) operations           (610,288)          15,690
                                                   ------------     -------------
Net cash used in investing activities:
 Proceeds from sale of equipment                         50,260           12,000
 Purchase of equipment                                  (19,018)         (34,050)
                                                   ------------     ------------
  Net cash used for investing activities                 31,242          (22,050)
                                                   ------------     ------------

Cash flows from (used in ) financing activities
 Repayments to stockholder                              (63,139)         (24,970)
 Proceeds from line of credit                           727,349                -
 Payments of long term debt and leases                  (61,402)         (83,044)
                                                   ------------     ------------
  Net cash provided by financing activities             650,665         (108,014)
                                                   ------------     ------------

Net increase (decrease) in cash
 and cash equivalents                                    23,762         (114,374)

Cash and cash equivalents, beginning of period           17,393          112,005
                                                   ------------     ------------
Cash and cash equivalents, end of period           $     41,155     $     (2,369)
                                                   ============     ============
 Supplemental disclosure:
 Interest paid                                     $    102,258     $     48,743
                                                   ============     ============

 Assets acquired with debt                         $     47,857     $          -
                                                   ============     ============


                           See accompanying notes



<PAGE                                5


                          LITEGLOW INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2001


NOTE 1: FINANCIAL STATEMENTS

The Company

The accompanying financial statements represent those of Liteglow Industries, Inc. (the "Company"). The Company was incorporated April 25, 1984, in the State of Utah and qualified to do business the State of Florida on May 23, 1997. The Company primarily engages in the business of designing, manufacturing and marketing a diverse line of automotive aftermarket accessory and specialty products. The Company initially focused its efforts on developing a line of 12-volt automotive accessories designed to enhance vehicle appearance, including neon license plate frames and neon under-car lighting kits.

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

The balance sheet as of September 30, 2001, the statements of operation and cash flows for the three and nine months ended September 30, 2001, and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001, and for all periods presented, have been made.

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

                         LITEGLOW INDUSTRIES, INC.
                                FORM 10-QSB
                             SEPTEMBER 30, 2001


PART I - FINANCIAL INFORMATION

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the three and nine months ended September 30, 2001, and 2000, respectively.

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

                          LITEGLOW INDUSTRIES, INC.
                                FORM 10-QSB
                             SEPTEMBER 30, 2001

Results of Operations

Three and Nine Months Ended September 30, 2001 and 2000

Net sales for the nine months ended September 30, 2001 were $4,042,047 compared to net sales of $3,363,654 for the nine months ended
September 30, 2000. For these same periods, costs of sales were $1,883,738 compared to $1,525,111 for 2001 and 2000 respectively. The gross profit for the nine months ended September 30, 2001 and 2000 was $2,158,309 and $1,838,543, respectively. The company's selling, general and administrative expenses increased to $1,875,346 from $1,828,148 for the nine months ended September 30, 2001 and 2000, respectively. The company had income from operations of $282,963 for the nine months ended September 30, 2001 compared to $10,395 for the nine months ended September 30, 2000.

Net sales for the quarter ended September 30, 2001 were $1,888,325 compared to net sales of $1,255,819 for the quarter ended September 30, 2000. For these same periods, cost of sales were $960,106 compared to $520,119 for 2001 and 2000, respectively. The gross profit for the quarter ended September 30, 2001 and 2000 was $928,219 and $735,700, respectively. The company's selling, general and administrative expenses decreased to $677,694 from $716,233, respectively. The company had income from operations of $250,525 compared to $19,467 for the quarter ended September 30, 2001 and 2000 respectively.

The company decreased its inventory during the first nine months of 2001 by $61,211 compared to an increase of $92,860 for the same quarter of 2000. The company continues making efforts to better anticipate inventory needs. As a consequence the Company was able to utilize existing inventory to meet current sales needs.

Liquidity and Capital Resources

Total current assets decreased to $1,592,781 at September 30, 2001 compared to $1,697,111 at September 30, 2000 primarily as a result of reducing its inventory levels. The Company's total assets decreased to $2,034,833 at September 30, 2001 compared to $2,173,620 at September 30, 2000 primarily as a result of lowering its inventory levels and the continuing depreciation and amortization of certain assets.

The Company's accounts payable and accrued expenses decreased to $381,508 at September 30, 2001 compared to $742,384 at September 30, 2000, however loans payable to shareholder increased to $137,775 at September 30, 2001 compared to $-0- at September 30, 2000. The Company's total current liabilities increased to $1,683,487 at September 30, 2001 from $1,198,484 at September 30, 2000 primarily due to short-term borrowings.

The Company's net cash used by operations was $610,288 for the nine months ended September 30, 2001 compared to net cash provided from operations of $15,690 for the nine months ended September 30, 2000. The Company successfully obtained a new financing agreement that resulted in approximately $727,349 of new borrowings through September 30, 2001.

                          LITEGLOW INDUSTRIES, INC.
                                FORM 10-QSB
                            SEPTEMBER 30, 2001


Liquidity and Capital Resources (continued)

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

Subsequent Event

In October, 2001 the Company increased its line of credit from $1,200,000 to $2,000,000. The increase was needed in order to bring inventory levels to amounts sufficient to satisfy its current orders. The existing line of credit was amended to accommodate the $800,000 increase, however, substantially all other terms and conditions of the line of credit agreement was unchanged.

                          LITEGLOW INDUSTRIES, INC.
                                 FORM 10-Q
                            SEPTEMBER 30, 2001

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------
             None

Item 2 - Changes in Securities
         ---------------------

         None

Item 3 - Defaults upon Senior securities
         -------------------------------

         None

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         None

Item 5 - Other information
         -----------------

         None

Item 6 - Exhibits and reports on Form 8-K
         --------------------------------

         None

         b) There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LITEGLOW INDUSTRIES, INC.
                                         -------------------------
                                         Registrant


Date:  November 9, 2001                  /s/ Spencer Krumholtz
       ----------------                  ------------------------
                                         Spencer Krumholz, President