Form 10KSB
period 2001-12-31
LITEGLOW INDUSTRIES INC
filed 2002-04-01
CIK 1022494

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NO.: 0-7087

                          LITEGLOW INDUSTRIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Utah                                    65-0516403
----------------------------------            -----------------------
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
                              (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)


As of March 26, 2002, there were 3,930,082 shares of the Registrant's Common Stock issued and outstanding.

                           LITEGLOW INDUSTRIES, INC.



                              TABLE OF CONTENTS
                                                          Page
PART I                                                   ------
------

Item 1.  Business......................................... 3

Item 2.  Properties....................................... 13

Item 3.  Legal Proceedings................................ 12

Item 4.  Submission of Matters to a
           Vote of Security Holders....................... 13

PART II
-------

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................ 13

Item 6.  Management's Discussion and
           Analysis or Plan of Operations................. 15

Item 7.  Financial Statements and Supplementary Data...... 17

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure....................... 17

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............. 17

Item 10. Executive Compensation........................... 19

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............... 20

Item 12. Certain Relationships and Related Transactions... 20

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............. 21

SIGNATURES

                          FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe
harbor" for certain forward-looking statements.   The forward-looking
statements contained in this Form 10-KSB are subject to certain assumptions, risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained labor and changes in industry regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-KSB, such as "expects", "believes", "estimates", and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.



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

     On October 10, 1997, Liteglow Acquisition Corp., a wholly-owned subsidiary of the Company, merged with KJK Marketing, Inc. ("Low Glow"), a Florida corporation, with Liteglow Acquisition Corp. being the surviving corporation. Pursuant to the merger agreement between Liteglow Acquisition Corp. and Low Glow, the shareholders of Low Glow received 7,500 shares of the Company's common stock having an agreed value of $150,000 and cash of $100,000 payable $50,000 at closing and $50,000 thirty (30) days after closing. Subsequent to closing, the Company paid the promissory note in full. The Company was required by the merger agreement to provide additional shares to the shareholders of Low Glow in the event that the fair market value of their shares was less than $150,000 on October 10, 1999. In October 1999, the Company issued 92,200 shares of its common stock to the former shareholders of Low Glow pursuant to that provision of the merger agreement. See "Description of Securities--Common Stock."

     The Company
     -----------

     The Company's existing business was established by its founder, Spencer Krumholz, upon the incorporation of Liteglow Florida on August 8, 1994.
With his wife, Arlene Krumholz, Mr. Krumholz, organized that corporation to design, manufacture and market, under the Liteglow trademark and other trademarks and trade names, a diverse line of automotive aftermarket accessories and specialty products. Liteglow Florida's business initially focused on developing a line of automotive accessories designed to enhance vehicle appearance, including neon license plate frames and neon under-car lighting lights, all of which operate on the 12-volt electrical system common in automobiles. Since the 1996 merger between Liteglow Florida and the Company, the Company has expanded its product offerings to include automotive products such as driving and fog lights, which both improve vehicle operation, as well as decorative accessories such as lighted dice.

     The Company's neon under-car light products and neon light rod products, both of which are described under the caption "Products" below, account for approximately fifteen percent (15%) and thirty percent (30%), respectively, of the Company's product sales revenues in 2001. No other product line is anticipated to account for more than five percent (5%) of the Company's 2001 revenues. As the Company continuously develops new products and consumer tastes change, its revenues from a particular product line can be expected to change.

     The Company is seeking to position itself in the niche market catering to the automotive and electronics enthusiasts. This market is characterized by owners who are generally more affluent than the typical automobile owner and view their automobiles as a personal statement or means of recreation rather than just basic transportation. By maintaining and enhancing close relationships with its suppliers, customers, and ultimate consumers, the Company believes that it is well positioned to anticipate and identify the changing interests of consumers. The Company's business objectives are to establish itself rapidly as the largest specialty distributor of automotive aftermarket accessories using the common automotive 12-volt electrical system, and to expand its position in the automotive aftermarket and electronics industries by introducing new products, acquiring compatible businesses, and expanding its presence in all channels of distribution.
The Company's customers are limited to wholesale and retail businesses.
The Company currently offers over 500 products to approximately 4,000 customers. The Company intends to continue its efforts to expand and diversify its product lines in order to respond more effectively to consumer needs and to broaden its customer base.

     Market Overview
     ---------------

     The Company's business strategy is to direct its sales and marketing efforts to outlets that cater to the niche market of automotive and electronic enthusiasts purchasing automotive aftermarket accessories and specialty products. The Company believes that its products are unusual and, consequently, not sensitive to the normal discounting pressures faced by products that are more of a commodity-like nature and sold in more conventional outlets. In the year ended December 31, 2001, approximately
45% of the Company's sales were made to wholesalers and independent retailers of electronic and automotive products. The balance of the Company's sales during that period were made to mass merchandisers and chain stores.

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

     Products
     --------

     The Company currently markets a broad line of 12-volt, appearance-enhancing automotive accessories and related replacement parts to electronic dealers and specialty auto stores as well as several new categories of automotive accessories, including the following products:

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

     Street Racer Racing Seats: Street Racer offers top quality adjustable racing seats. These seats are available in 4 color combos and left and right side configurations. Each seat is constructed from heavy duty Nylon mesh fabric that is wear, fade and stain resistant. These seats have a universal mounting pattern and universal mounting brackets are available.

     Street Racer Aero Wings (Rear Wing Spoilers): Street Racer offers top quality adjustable Aero wings. These wings offer extreme style and control. Street Racer Wings are designed for today's imports and domestic applications. Each wing is paintable and available chrome accessories make it easy to customize.

     Neon Wires: Neon Wires add light to places where standard neon proves impractical. Perfect for small places and open areas.

     Pedal Pad Covers: These slip on pedal pad covers incorporate the latest in EL lighting technology. Each pedal has an inlayed layer of El material powered buy a small transformer. El Pedals are available in 6 colors and 2 styles (manual or automatic).

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

     Distribution, Sales and Marketing
     ---------------------------------

     Management is responsible for approximately 80% of the Company's sales revenues. In addition to the marketing and sales efforts of management, the Company currently markets and sells its products directly through independent sales representatives, who account for about 15% of sales revenues, 5% of sales are attributable to internet marketing. As of December 31, 2001, the Company employed sixteen (16) sales representative agencies having in the aggregate approximately seventy (70) individual sales representatives. The sales representatives generally sell to customers on a non-exclusive territorial basis. They are paid monthly commissions averaging approximately 5% of all orders shipped to their accounts and are free to market products other than the Company's. All orders for the Company's products are processed and filled at the Company's executive offices and warehouse located at 2301 N.W. 33rd Court, Pompano Beach, Florida. Although management believes that the use of independent sales representatives is an effective method to market its products, the Company has developed its own in-house telemarketing staff to augment the marketing efforts of the independent sales representatives.

     All aspects of the Company's product development and advertising program are done in house. The Company's products are sold in distinctive, full-color, bilingual clam-shell packaging designed to build brand name recognition and to easily identify the product as being supplied by the Company, regardless of the manufacturing source.

     The Company engages in direct consumer advertising and sells its products through major retailers such as Target, O'Reilly Auto Parts, Pep Boys, Trak Auto, J. C. Whitney Company, and Joe Amato's Keystone Automotive Warehouse. (See Notes to Financial Statements at Note 12).
The Company has export customers in Europe, Canada, South America and the Pacific Rim. The Company intends to seek sales agreements with other major retailers in order to increase its product distribution and sales.

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

     The Company currently has a $2,000,000 line of credit from Capital Tempfunds, Inc., Charlotte, North Carolina. The line of credit bears interest at the rate of prime plus 2.75% and is secured by the Company's inventory and receivables. Additionally, the line of credit is personally guaranteed by Spencer Krumholz, the Company's Chairman, CEO, and controlling shareholder. The Company used the proceeds of this line of credit to fully satisfy the Colonial First Bank line of credit and, on a going forward basis, to finance purchases of products from its suppliers. The Company expects that upon the expiration of its line of credit, the line of credit will be renewed.
     As a substantial portion of the Company's products are manufactured in the Far East, the availability and cost of products manufactured could be adversely affected if political or economic conditions in this region were to deteriorate. The cost of the Company's products could also be affected by the tariff structure imposed on imports or other trade policies of the United States or other governments, which could adversely affect the Company. The prices for products purchased by the Company are stated in United States dollars at the time orders are placed. As a result, the Company does not bear the risk of fluctuations in currency rates between the time its products are ordered and the time they are shipped.

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

     The Company does not believe that there is available information published by its competitors or industry sources concerning the market share or size of its competitors in the 12-volt electronic auto accessories market. Accordingly, the Company is unable to determine accurately its market share or its position among its competitors. However, based upon its experience in the auto accessories marketplace and discussions with retail outlets, the Company believes that its sales, range of products, and number of wholesale and of retail outlets make it one of the principal competitors in its market. The Company's principal competitors are American Auto Accessories in New York; Street Glow, Inc., in New Jersey; and Toucan Industries, Inc., and Quest Industries, in Florida.

     Trademarks
     ----------

     In the course of its business, the Company employs, and intends to increase the usage of, various trademarks, trade names and service marks, including its logo, in the packaging and advertising of its products. The Company believes that the use of service marks, trademarks and trade names are of considerable value and importance to its business and intends to continue to protect and promote its marks as appropriate. The Company's Liteglow and Low Glow , Street Race trademarks are registered with the United States Patent and Trademark Office. The Company believes that its trademarks and the associated recognition, reputation and customer loyalty will contribute to the success of the Company's business.

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

     Employees
     ---------

     As of December 31, 2001, the Company employed thirty-eight (38) persons, all of whom are based at the Company's headquarters facility in Pompano Beach. The Company's employees are not represented by a union and the Company believes that its relations with its employees are good.


ITEM 2.   DESCRIPTION OF PROPERTY
          -----------------------

     The Company leases approximately 32,920 square feet of office and warehouse space within a 500,000 square foot industrial park located at 2301 N.W. 33rd Court, Pompano Beach, Florida 33069.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     The Company is a party to the following legal proceedings.

     In April 1999, Ronald Basoff d/b/a B&B Associates sued Liteglow Industries, Inc., and Spencer Krumholz in Los Angeles County, California, Superior Court. In May 1999, the Company sued Basoff, individually, and
B&B Associates, and his brother, David Basoff, in the same court. Both actions arose out of the Company's 1998 acquisition of Basoff's automobile accessories business, B&B Associates. The Los Angeles County Superior Court ordered arbitration of both matters in Fort Lauderdale, Florida, in accordance with the terms of the original asset purchase agreement between Liteglow Industries of California, Inc. and Basoff. All pending litigation was settled in favor of the Company. The Company's note in favor of Basoff was cancelled and the Company received a settlement payment from Basoff in the amount of $35,000. (See Notes to Financial Statements at Note 3.)

     The Company is a party to routine litigation incidental to its business from time-to-time.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          -------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2001.

                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol LTGL.

     The following bid quotations have been reported for the period which began January 1, 2000, and ended December 31, 2001.


Period                                        High      Low
------                                        -----    -----

2000:
-----

First Quarter - March 31, 2000                .4375     .35
Second Quarter - June 30, 2000                .1875     .125
Third Quarter - September 30, 2000            .1875     .10
Fourth Quarter - December 31, 2000            .0625     .0625

2001:
-----

First Quarter - March 31, 2001                .0625     .0625
Second Quarter - June 30, 2001                .06       .06
Third Quarter - September 30, 2001            .07       .07
Fourth Quarter - December 31, 2001            .17       .16

2002:
-----

First Quarter (thru March 26, 2002)           .14       .14


     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

     The Company has been advised that fifteen (15) member firms of the NASD are currently acting as market makers for the common stock.

     As of March 26, 2002, there were 279 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

     As of March 26, 2002, there were 3,930,082 shares of common stock issued and outstanding. Of those shares, 286,165 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of these restricted securities, 169,587 shares held by affiliates may be sold pursuant to a registration statement or pursuant to Rule 144.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

Years Ended December 31, 2001 and 2000

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in the Report on Form 10-KSB.

Results of Operations
---------------------

     Sales and Cost of Sales

     Net sales for the year ended December 31, 2001 increased to $6,581,321 compared to $4,344,405 for the year ended December 31, 2000. The increased revenues for the year ended December 31, 2001 was attributed primarily to the combination of increasing the line of credit from $400,000 to $2,000,000, which enabled the Company to obtain more inventory, and by obtaining new customers that have multiple store locations and consequently order significantly more quantities. Accordingly, with the increase in sales, the gross profit increased from $2,003,764 for the year ended December 31, 2000 to $3,358,665 for the year ended December 31, 2001. In addition, the gross profit margins increased for the year ended December 31, 2001 to 51% compared a gross profit margin of 47% for the year ended December 31, 2000.

General and administrative expenses

     The Company's selling, general and administrative expenses increased from $2,811,918 to $2,933,002 for the years ended December 31, 2000 and 2001, respectively. Most expenses were comparable in 2001 to 2000 with the exception of salaries and wages paid to the Company's chairman and CEO which increased from $140,000 in 2000 to $318,500 in 2001.

Income from operations

     Operating income for the year ended December 31, 2001 was $425,663 compared to an operating loss of $808,154 as a result of the increased sales, increased gross profit margins, and selling, general and administrative expenses being relatively flat compared to the year before. Net income for the year ended December 31, 2001 was $413,794 compared to a net loss of $904,661 for the year ended December 31, 2000. The increased net income is a result of the items discussed above along with a lawsuit settlement of $132,606 relating to a prior acquisition.

Liquidity and Capital Resources
-------------------------------

     Total current assets increased to $2,406,316 at December 31, 2001, from $1,273,416 at December 31, 2000, primarily as a result of increasing its inventory and having increased accounts receivable. The Company's total assets increased to $2,871,006 at December 31, 2001 from $1,714,320 at December 31, 2000, primarily as a result of increased current assets.

     The Company's accounts payable decreased to $622,911 at December 31, 2001 from $924,602 at December 31, 2000, substantially as a result of its profitability and the cash available from its line of credit. The line of credit increased to $1,451,162 at December 31, 2001 from $398,667 at December 31, 2000, primarily due to utilizing the availability of the line of credit to pay its vendors from a past due position at the beginning of the year to maintaining current positions with its vendors. In addition, the increased inventory increased the amounts carried with some of its suppliers. Current maturities of notes payable decreased to $9,228 at December 31, 2001 from $105,807 at December 31, 2000, primarily due to the sale of certain financed assets and from the release of liability of certain acquisition debt relating to B&B Associates.

Total current liabilities increased to $2,455,999 at December 31, 2001 compared to $1,671,997 at December 31, 2000, primarily due to the change in accounts payable, and increase in the line of credit.

     The Company had net cash used for operations of $900,082 compared to $160,839 for the years ended December 31, 2001 and 2000, respectively. The Company had net cash provided by financing activities of $891,814 compared to $76,294 for the years ended December 31, 2001 and 2000 respectively. The increase in cash provided from financing activities is primarily the result of the Company obtaining a $2,000,000 line of credit.

     The Company has taken the initiative to protect its assets by obtaining credit insurance for its customers. By complying with the terms of the policy, the Company has limited its bad debt exposure on its sales to their customers. In addition, the Company is seeking to modify the loan with its lender to increase the availability of the line of credit to accommodate the increased levels of inventory that it must now carry in order to service its customers. In March 2002 the Company relocated its manufacturing facility to its main offices in order to more closely control manufacturing costs and to increase productivity.

     In addition, the Company believes that its results will continue to be subject to: prevailing economic conditions, over which it has no control; to competition; and to the quality of its relationships with its suppliers and customers. The Company anticipates that it will be able to compete effectively in the automotive accessories market through the merchandising and improvement of its existing products and the development of new products. The Company continues to develop new manufacturing sources to improve the quality and cost of its products.

Cautionary statements regarding forward looking statements
----------------------------------------------------------

     Statements in this Annual Report on Form 10-KSB under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in Liteglow Industries, Inc., press releases or oral statements that may be make by Liteglow Industries, Inc., or by its officers, directors or employees, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of Liteglow Industries, Inc. to be materially different for the historical results, or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements labeled with the terms "believes", "belief", "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------------------------------

   No change or disagreement with accountants took place with respect to the preparation of the Company's financial statements for the two (2) most recent fiscal years contained in this report, namely the fiscal years ended
December 31, 2001 and 2000.


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

Name                Age       Position
----                ---       --------

Spencer Krumholz    57        Chairman of the Board and
                              Chief Executive Officer

Michael Krumholz    29        President

Arlene Krumholz     57        Vice President and Secretary

Avi Avram           47        Vice President of Manufacturing

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

     Avi Avram joined the Company in March 2002 as Vice President of Manufacturing. Prior to joining the Company, from 1989 to 2002, Mr. Avram was the sole shareholder and President of Neon Place, Inc., a manufacturer of neon signs. Mr. Amram earned his high school diploma in Israel in 1982, and was certified and worked as an emergency medical technician in Israel from 1977 to 1985. Mr. Avram served in the Israeli army from 1974 to 1977 attaining the rank of sergeant.

Board of Directors
------------------

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






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

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following tables and notes present for the three years ended December 31, 2001, the compensation paid by the Company to the Company's chief executive officer. No other executive officer of the Company received compensation which exceeded $100,000 during any of the three years ended December 31, 2001.



                        SUMMARY COMPENSATION TABLE
                        --------------------------
                                  Annual Compensation                Long Term Compensation
                         --------------------------------------     ----------------------------
                                                                                Awards                  Payments
                                                                        -----------------------   ----------------------
                                                                        Restricted  Securities
Name of Individual                                      Other Annual    Stock       Underlying/    LTIP     All Other
and Principal Position   Year   Salary        Bonus    Compensation(1)  Award(s)    Options/SARs   Payouts  Compensation
----------------------   ----   ------        -----    ---------------  --------    ------------   -------  ------------

Spencer Krumholz         2001   $156,000    $162,500       -0-             -0-        -0-           -0-        -0-
  Chairman & CEO         2000   $140,000      -0-          -0-             -0-        -0-           -0-        -0-
                         1999   $105,700      -0-          -0-             -0-        -0-           -0-        -0-
Michael  Krumholz
  President              2001   $104,500      -0-          -0-             -0-        -0-           -0-        -0-
                         2000   $-0-          -0-          -0-             -0-        -0-           -0-        -0-
                         1999   $-0-          -0-          -0-             -0-        -0-           -0-        -0-
_______________


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors of the Company,
(ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of December 31, 2001. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.


Name and Address of          Number of Shares             Percentage
Beneficial Owner             of Beneficially Owned      Ownership of Class
-------------------          ---------------------      ------------------

Spencer Krumholz(1)(2)(3)          5,087,918                 56.98%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

Arlene Krumholz(1)(3)                 79,168                   .89%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

Michael Krumholz(4)                    1,667                   .02%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

Avi Avram(5)                             -0-                 -0-
2301 NW 33rd Court #104
Pompano Beach, FL 33069

All Executive Officers             5,168,753                 57.89%
and Directors as a group
(3 persons)(2)
____________________________

     (1)  Officer and Director.
     (2) Pursuant to Rule 13d-3, includes 5,000,000 shares of Common Stock into which Mr. Krumholz's 1,000,000 shares of Preferred Stock are convertible.
     (3) Spencer Krumholz and Arlene Krumholz are husband and wife. Mrs. Krumholz disclaims beneficial ownership of her husband's shares of both Common and Preferred Stock.
     (4)  Officer.  Michael Krumholz is the son of Spencer and Arlene
          Krumholz.
     (5)  Officer.
____________________________

     The Company has authorized, issued and outstanding 1,000,000 shares of preferred stock, all of which are designated Series A Convertible Preferred Stock and are owned of record and beneficially by Spencer Krumholz.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     In March, 2001, Spencer Krumholz, Chairman and CEO of the Company, personally guaranteed the Company's $2,000,000 revolving line of credit with Capital Tempfunds, Inc.

     In October, 2001, the Company purchased 344,872 shares of the Company's common stock for $33,673, an average of $.09 per share. The C ompany cancelled all the shares.


                                 PART III
                                 --------


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
          --------------------------------------

(a)  Exhibits

Exhibit No.    Description
-----------    -----------

2.1            Plan and Agreement of Merger*
3.1            Articles of Incorporation, as amended*
3.2            By-Laws*
4.1            Form of common stock certificate*
4.2            Form of preferred stock certificate*
10.1           Merger Agreement and Plan of Reorganization dated
               October 10, 1997, by and among KJK Marketing, Inc.,
               Liteglow Industries, Inc., Liteglow Acquisition Corp., and Keith and Judith Kowatch (without exhibits)*
10.2 Asset Purchase Agreement dated September 15, 1998, by and between Ronald Basoff individually and d/b/a B&B Associates, and Liteglow Industries of California, Inc. (without exhibits)*
10.3 Business Consulting Agreement dated November 11, 1999, between Xcel Associates, Inc., and Liteglow Industries, Inc.*
10.4           Avi Avram Employment Contract
18             Letter of No Disagreement from Daszkal, Bolton, Manela,
               Devlin & Co.**



* Included in Form 10-SB filed August 19, 1999.

** Included in Form 10-KSB filed for the period ended 12/31/00.

     (b) During the quarter ended December 31, 2001, and through the date of the filing of this Form 10-KSB, the Company filed no reports on Form 8-K.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LITEGLOW INDUSTRIES, INC.


Dated: March 26, 2002           By:/s/ Spencer Krumholz
                                   ---------------------
                                   Spencer Krumholz
                                   Chairman & CEO

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

     Signature                Title               Date
     ---------                -----               ----

/s/Spencer Krumholz
-------------------           Chairman of the     March 26, 2002
Spencer Krumholz              Board, Chief
                              Executive Officer
                              and Director

/s/Michael Krumholz
-------------------           President and       March 26, 2002
Michael Krumholz              Director


/s/Arlene Krumholz
-------------------           Vice President,     March 26, 2002
Arlene Krumholz               Secretary and
                              Director

                              SEC FILE NO. 0-7087



                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      _______________________________

                                 EXHIBITS

                                   TO

                               FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                        _______________________________

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                     OF

                          LITEGLOW INDUSTRIES, INC.

                        INDEX TO FINANCIAL STATEMENTS



LITEGLOW INDUSTRIES, INC.

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . F-2

Balance Sheets - December 31, 2001 and 2000. . . . . . . . . . . . . . F-3

Statements of Operations - Years ended . . . . . . . . . . . . . . . . F-5
    December 31, 2001 and 2000

Statements of Stockholders' Equity (Deficit)-
    Years ended December 31, 2001 and 2000 . . . . . . . . . . . . . . F-6

Statements of Cash Flows - Years ended December 31, 2001 and 2000. . . F-7

Notes to financial statements. . . . . . . . . . . . . . . . . . . . . F-8

                         INDEPENDENT AUDITOR'S REPORT


To the Shareholders and
  Board of Directors
Liteglow Industries, Inc.

We have audited the accompanying balance sheets of Liteglow Industries, Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liteglow Industries, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                /s/ Margolies, Fink  and Wichrowski

March 13, 2002
Pompano Beach, Florida

                           LITEGLOW INDUSTRIES, INC.
                              BALANCE SHEETS
                         DECEMBER 31, 2001 AND 2000



                                  ASSETS

                                      2001            2000
                                      ----            ----

Current assets:
  Cash and cash equivalents       $      2,012    $     17,393
  Accounts receivable, net           1,252,533         550,988
  Inventory, net                     1,073,530         639,804
  Prepaid expenses                      78,241          65,231
                                  ------------     -----------

          Total current assets       2,406,316       1,273,416
                                  ------------     -----------

Property and equipment, net            231,649         216,941

Goodwill, net                          175,660         186,812
Loan costs, net                         12,000
Deposits                                45,381          37,151
                                  ------------    ------------

                                  $  2,871,006    $  1,714,320
                                  ============    ============



                 The accompanying notes are an
          integral part of these financial statements

                          LITEGLOW INDUSTRIES, INC.
                              BALANCE SHEETS
                         DECEMBER 31, 2001 AND 2000



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                         2001         2000
                                                         ----         ----

Current liabilities:

  Current maturities of long-term debt              $     9,228  $   105,807
  Current maturities of capital leases                   31,241       21,371
  Line-of-credit                                      1,451,162      398,667
  Accounts payable                                      622,911      924,602
  Accrued liabilities                                   218,107       41,100
  Loans payable   stockholder                           123,350      180,450
                                                    -----------  -----------

          Total current liabilities                   2,455,999    1,671,997
                                                    -----------  -----------

Long-tem liabilities
  Long-term debt net current maturities                  13,512       26,468
  Capital leases payable, net of current maturities      53,170       47,751
                                                    -----------  -----------

          Total long-term liabilities                    66,682       74,219
                                                    -----------  -----------

          Total liabilities                           2,522,681    1,746,216
                                                    -----------  -----------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, authorized
     1,000,000 shares, issued and outstanding
     1,000,000 in 2001 and 2000 respectively              1,000        1,000
  Common stock $.001 par value, authorized
     10,000,000 shares, issued and outstanding
    3,930,082 in 2001 and 4,273,287 in 2000               3,930        4,273
  Additional paid-in capital                          3,380,642    3,413,872
  Retained deficit                                   (3,037,247)  (3,451,041)
                                                    -----------  -----------

          Total stockholders' equity (deficit)          348,325      (31,896)
                                                    -----------  -----------

                                                    $ 2,871,006  $ 1,714,320
                                                    ===========  ===========




                        The accompanying notes are an
                 integral part of these financial statements

                           LITEGLOW INDUSTRIES, INC.
                           STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                   2001         2000
                                                   ----         ----

Revenues                                      $ 6,581,321    $ 4,344,405
Cost of sales                                   3,222,656      2,340,641
                                              -----------    -----------

Gross profit                                    3,358,665      2,003,764

Selling, general and administrative expenses:   2,933,002      2,811,918
                                              -----------    -----------

Operating income (loss)                           425,663       (808,154)
                                              -----------    -----------
Other income (expenses):
  Interest expense                               (148,897)       (77,157)
  Other income (expenses)                           1,206         (1,247)
  Lawsuit settlement                              132,606
  Gain on disposal of assets                        3,216              -
                                              -----------    -----------

        Total other expenses                      (11,869)       (78,404)
                                              -----------    -----------

Income (loss) before income taxes                 413,794       (886,558)

Provision for income taxes                              -        (18,103)
                                               -----------    -----------

Net income (loss)                              $  413,794     $ (904,661)
                                               ==========     ==========

Net income (loss) per share:
  Basic:
      Net basic income (loss) per share        $      .10     $    (0.21)
                                              -----------    -----------

  Diluted:
      Net diluted income (loss) per share      $      .05     $    (0.21)
                                              -----------    -----------

Weighted average common shares outstanding
   Basic                                        4,201,671      4,273,287
                                              ===========    ===========

   Diluted                                      9,201,671      4,273,287
                                              ===========    ===========


                         The accompanying notes are an
                   integral part of these financial statements

                           LITEGLOW INDUSTRIES, INC.
                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                   YEARS ENDED DECEMBER 31, 2001 AND 2000




                                  Preferred    Stock        Common    Stock       Additional
                                  Number of     Par       Number of    Par         paid-in     Retained
                                   Shares      Value        Shares    Value        Capital     (deficit)        Total
                                   ------      -----        ------    -----        -------     ---------        -----

Balance, December 31, 1999        1,000,000    $  1,000   4,273,287  $  4,273    $ 3,376,538  $(2,546,380)  $    835,431

Deferred compensation for services                                                    37,334                      37,334

 Net loss                                 -           -           -         -              -     (904,661)      (904,661)
                                  ---------    --------   ---------  --------    -----------  -----------   ------------


Balance, December 31, 2000        1,000,000       1,000   4,273,287     4,273      3,413,872   (3,451,041)       (31,896)

Purchase and cancellation of
 treasury stock                                            (344,872)     (345)       (33,328)                    (33,673)

Stock compensation                                            1,667         2             98                         100

 Net income                               -           -           -         -              -      413,794        413,794
                                  ---------    --------   ---------  --------    -----------  -----------   ------------

Balance, December 31, 2001        1,000,000    $  1,000   3,930,082   $ 3,930    $ 3,380,642  $(3,037,247)  $    348,325
                                  =========    ========   =========   =======    ===========  ===========   ============


                       The accompanying notes are an
                integral part of these financial statements

                          LITEGLOW INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                    2001       2000
                                                    ----       ----

Cash flows from operating activities:
    Net income (loss)                           $  413,794   $  (904,661)
                                                ----------   -----------

Adjustments to reconcile net income to net
  cash provided by (used for) operating
  activities:
  Depreciation and amortization                     89,538        73,630
  Deferred income taxes                                           18,103
  Non-cash compensation                                100
  Gain on disposal of equipment                     (3,216)
  Settlement of debt                               (85,000)
  Allowance for doubtful accounts                   (8,908)       (4,718)
  Allowance for inventory obsolescence             (46,011)      (69,942)
  Reserve for returns                              150,000
Changes in assets and liabilities:
  Accounts receivable                             (692,637)       25,004
  Inventory                                       (387,715)       90,166
  Prepaid expenses and other assets                (55,343)       71,606
  Accounts payable and accrued expenses           (274,684)      539,973
                                                ----------   -----------

Total adjustments                               (1,313,876)      743,822
                                                ----------   -----------

Net cash used for operations                      (900,082)     (160,839)
                                                ----------   -----------

Net cash used in investing activities:
  Proceeds from sale of equipment                   54,260
  Purchase of equipment                            (61,373)      (10,067)
                                                ----------   -----------

    Net cash used for investing activities          (7,113)      (10,067)
                                                ----------   -----------

Cash flows from (used in) financing activities
  Repayment of notes payable & capital leases      (69,908)      (95,973)
  Loans from stockholders                          (57,100)      172,267
  Proceeds from line of credit, net              1,052,495
  Purchase of treasury stock                       (33,673)                                -
                                                ----------   -----------

    Net cash provided by financing activities      891,814        76,294
                                                ----------   -----------

Net decrease in cash and cash equivalents          (15,381)      (94,612)

Cash and cash equivalents, beginning of period      17,393       112,005
                                                ----------   -----------

Cash and cash equivalents, end of period        $    2,012   $    17,393
                                                ==========   ===========



                 The accompanying notes are an
          integral part of these financial statements

                           LITEGLOW INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

     Organization and Nature of Business - Liteglow Industries, Inc. (the "Company") was incorporated April 25, 1984, in the State of Utah. The Company primarily engages in the business of designing, manufacturing and marketing a diverse line of automotive aftermarket accessory and specialty products.

     Cash equivalents - Cash equivalents are short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

     Accounts receivable - Accounts receivables are recorded net of an allowance for doubtful accounts of $20,000 and $28,908 for December 31, 2001 and 2000, respectively. The Company sells its products to a wide variety of customers and monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

     Inventory - Inventory primarily consists of merchandise held for sale and is stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) basis. At December 31, 2001 and 2000 a valuation allowance of $50,000 and $96,011, respectively, was included in ending inventory.

     Property and equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

     Goodwill - Goodwill of $223,050, net of $47,390 of amortization, represents the amount by which the purchase price of businesses acquired exceeds the fair market value of their net assets under the purchase method of accounting. Goodwill has been amortized on a straight-line basis over 20 years. The Company continues to evaluate the carrying value of goodwill and other intangible assets to determine whether any impairment has occurred in the value of such assets. Impairments are recognized when the present value of the future cash flow is less than the carrying value of goodwill. Amortization expense for both of the years ended December 31, 2001 and 2000 was $11,152.

                           LITEGLOW INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          ------------------------------------------

     Advertising - Advertising costs are expensed when incurred. The advertising cost incurred for the years ended December 31, 2001 and 2000 was $178,004 and $103,117, respectively.

     Revenue recognition - The Company recognizes income and expenses when the merchandise is shipped. At December 31, 2001 an allowance for estimated returns in the amount of $150,000 was provided.

     Income taxes - The Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109 "Accounting for
     Income Taxes" which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

     Net income (loss) per share - Net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. Convertible preferred shares outstanding are common stock equivalents and are included in the calculation of earnings per share to the extent they are dilutive using the treasury stock method in 2001. The Company's basic and diluted earnings per share are the same in 2000, as the Company's common stock equivalents are anti-dilutive.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions, if not realized, could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                           LITEGLOW INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          ------------------------------------------

     Fair value of financial instruments - The Company's financial instruments, primarily consisting of cash and cash equivalents, investments, accounts receivable, accounts payable, bank line of credit payable, loans payable-stockholder, and long-term debt, approximate fair value due to their short-term nature or interest rates that approximate market.

     Impairment of long-lived assets - In the event that facts and circumstances indicate the carrying value of long lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset, to the assets' carrying amount, to determine if a write down to market value or discounted cash flows is required.

     Stock based compensation - Statement of Financial Accounting Standard No. 123 ("SFAS 123") "Accounting for Stock Based Compensation" is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in the determination of stock based compensation expense, or to continue with the provisions of APB 25, " Accounting for Stock issued to employees". The Company has elected to follow APB 25 and will provide pro forma disclosure as required by SFAS 123 in the notes to the financial statements.

NOTE 2 -  PROPERTY AND EQUIPMENT
          ----------------------

Property and equipment consists of the following at December 31, 2001 and 2000:

                                            2001           2000
                                        -----------    -----------

Vehicles                                $    21,658    $    79,849
Machinery and equipment                     363,039        268,744
Furniture and fixtures                        5,041          5,041
Leasehold improvements                       13,052          6,970
                                        -----------    -----------
                                            402,790        360,604

Less: accumulated depreciation
      and amortization                     (171,141)      (143,663)
                                        -----------    -----------

Property and equipment, net             $   231,649    $   216,941
                                        ===========    ===========


Depreciation and amortization expense for the years ended December 31, 2001 and 2000 was $56,283 and $62,488 respectively.

                           LITEGLOW INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001


NOTE 3 -  LONG-TERM DEBT
          --------------

Long-term debt consists of the following at December 31, 2001 and 2000:

                                                   2001           2000
                                                ----------     ----------

Note payable, monthly payments of $333,
including interest at 10.9%, due April 2002     $    1,591     $    5,129

Note payable, monthly payments of $182,
including interest at 12.9%, due May 2002              882          2,814

Note payable, monthly payments of $781,
including interest at 8.3%, paid in full.                          27,198

Note payable, monthly payments of $621,
including interest at 8%, paid in full.                            12,134


Note payable, non-interest bearing,
due July 1999 for acquisition of B&B
Associates, debt relieved in 2001.                                 85,000

Note payable, monthly payments of $563,
interest- free, due October 2004,
secured by vehicle                                  20,267              -

                                                         -              -
                                               -----------    -----------

                                                    22,740        132,275

Less current maturities                             (9,228)      (105,807)
                                               -----------    -----------

Long-term debt, net of current maturities      $    13,512    $    26,468
                                               ===========    ===========

                           LITEGLOW INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001


NOTE 3    -    LONG-TERM DEBT (Continued)
               --------------
Long-term debt maturities for the next three years are as follows:


                          Years Ending
                          December 31,
                          ------------

                              2002
                                                $     9,228
                              2003
                                                      6,756
                              2004
                                                      6,756
                                  Total         -----------

                                                $    22,740
                                                ===========

NOTE 4 -  LINE-OF-CREDIT
          --------------

     On March 27, 2001, the Company entered into a "Revolving Loan and Security Agreement" (the "Agreement") with a lending institution. The Agreement provides for borrowings based on eligible accounts receivable and inventory of the Company, with a maximum limit of $2,000,000. The entire principal balance, and any accumulated unpaid interest under the Agreement, shall be due and payable on March 27, 2003. The Agreement is secured by substantially all of the Company's assets, and a certificate of deposit in the amount of $100,000 pledged by a shareholder. All borrowings under this revolving loan agreement bear interest at a rate equal to approximately 2.75% plus the prime interest rate. In conjunction with obtaining this loan, the Company paid off its previous line of credit totaling $398,667. On December 31, 2001 the total outstanding balance on this line totaled $1,451,162. This revolving loan has been personally guaranteed by the Company's Chairman and CEO.

NOTE 5 -  LEASES COMMITMENTS
          ------------------

     The Company leases it corporate offices and warehouse space under long-term operating lease agreements. The rental expense amounted to $202,535 and $160,222 for the years ended December 31, 2001 and 2000, respectively.

     The Company is obligated under various capital leases. The leased property under capital lease as of December 31, 2001, has a cost of $140,809 and accumulated amortization of $32,513. Amortization of the leased property is included in depreciation expense.

                           LITEGLOW INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001


NOTE 5 -  LEASES COMMITMENTS (Continued)
          ------------------

     Future minimum lease payments for these leases are as follows:

                          Years Ending         Capital      Operating
                           December 31,         Leases       Leases
                          -------------      -----------   ----------

                             2002            $    39,855   $  224,591
                             2003                 28,880      197,089
                             2004                 21,660      192,312
                             2005                 14,332      194,549
                             2006                  5,473       83,493
                                             -----------   ----------

Total minimum lease payments                     110,200   $  892,034
Less amount representing interest                 25,789   ==========
                                             -----------
Present value of net minimum lease                84,411
Less current maturities                          (31,241)
                                             -----------

Long-term obligation                         $    53,170
                                             ===========

NOTE 6 -  INCOME TAXES
          ------------

     The provision (benefit) for income tax includes these components:


                                 2001         2000
                              ---------    ---------

Current                       $       -    $       -
Deferred                              -       18,103
                              ---------    ---------

       Total                  $       -    $  18,103
                              =========    =========

                           LITEGLOW INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001




NOTE 6 -  INCOME TAXES (Continued)
          ------------

     A reconciliation of income tax expense at the statutory rate of the Company's actual income tax expense is shown below:

                                              2001            2000
                                           ----------     -----------

Computed at the statutory rate (39.5%)     $  163,600     $  (350,200)
Increase (decrease) resulting from:
   Non-deductible expenses                     27,000          13,200
   State income taxes and other, net
     of federal tax benefit                                    (4,000)
   Net operating loss carry-forward applied  (190,600)        341,000
   Change in deferred tax asset
     valuation allowance                            -          18,103
                                           ----------     -----------

       Total                               $        -     $    18,103
                                           ==========     ===========


The components of the deferred tax assets and liabilities were as follows:

                                              2001            2000
                                           ----------     -----------

Deferred tax assets:
   Allowance for bad debts                 $    7,900     $    11,400
   Inventory allowance                         19,700
   Returns allowance                           59,300
   Net operating loss carry-forward           932,900       1,123,500

Deferred tax liabilities:
   Accumulated depreciation                    (9,600)        (20,600)
                                           ----------     -----------

  Net deferred tax asset (liability)        1,010,200       1,114,300

   Valuation allowance                     (1,010,200)     (1,114,300)
                                           ----------     -----------

  Net deferred tax asset                   $        -     $         -
                                           ==========     ===========


The Company has available net operating loss carry-forwards expiring as follows: 2013- $1,420,000, 2014 - $872,000.

                           LITEGLOW INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

NOTE 7 -  STOCKHOLDERS EQUITY
          -------------------

     During October 2001, the Company purchased from the open market 344,872 shares of its own stock for a total price of $33,673. These shares were later retired.

NOTE 8 -  CONCENTRATION OF CREDIT RISK
          ----------------------------

     The Company maintains its cash in what it believes to be credit worthy financial institutions. The balances, at times, may exceed federally insured limits. At December 31, 2001 and 2000, the Company was within the insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes its trade accounts receivable exposure is limited.

NOTE 9 -  RELATED PARTY TRANSACTIONS
          --------------------------

     At December 31, 2001 and 2000, the transactions involving the stockholder/officer are summarized below:

                                                   2001        2000
                                                   ----        ----

Beginning balances                           $ (180,450)   $    (8,183)
 (Loans from) payments to stockholder, net       57,100       (172,267)
                                             ----------    -----------

Ending balance                               $ (123,350)   $  (180,450)
                                             ==========    ===========


The balance in loans payable-stockholder of $123,350 represents personal credit card debt from various institutions obtained by the stockholder to fund operations during the current year.


NOTE 10 - SUPPLEMENT CASH FLOW INFORMATION
          --------------------------------

                                                   2001           2000
                                               -----------    ------------
Cash paid during the year for:
       Interest                                $   148,897    $     89,447
                                               ===========    ============

Non-cash investing and financing transactions
 Acquisition of equipment through issuance of
 debt and capital leases                       $     60,662   $     44,487
                                               ============   ============

Issuance of common shares for services         $        100   $          -
                                               ============   ============

                           LITEGLOW INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001



NOTE 11 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

     The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material effect on its financial condition or results of operations.

NOTE 12 - ECONOMIC DEPENDENCY

     Sales to single customer exceeded 17% of the Company's total sales for the year ended December 31, 2001. Additionally, the Company relies on a single manufacturer located in China to produce a substantial portion of its inventory. Payments to this supplier totaled approximately $2,458,000 and $746,000 for the years ended December 31, 2001 and 2000, respectively. A disruption of this manufacturing relationship could materially affect the Company's business.

NOTE 13 - SUBSEQUENT EVENTS
          -----------------

     During February 2002 the Company relocated its Orlando warehouse and manufacturing facilities to a facility attached to its Pompano Beach, Florida headquarters. As part of the relocation, the Company expanded its office and warehouse by adding an additional 9,420 square feet to its existing lease. The commencement date of the lease modification was January 1, 2002.

     On March 1, 2002 the Company acquired the assets from an individual for cash and notes payable totaling $80,000. In conjunction with this acquisition the Company entered into a two-year employment agreement for $98,800 per year. This individual will now act as the Company's Vice President of manufacturing.