Form 10QSB
period 2002-03-31
LITEGLOW INDUSTRIES INC
filed 2002-05-14
CIK 1022494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:   MARCH 31, 2002

COMMISSION FILE NUMBER:000-27087

                        LITEGLOW INDUSTRIES, INC.
  _________________________________________________________________________
            (Exact name of registrant as specified in its charter)


          UTAH                                            65-05164035
  _________________________________________________________________________
  (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)



         2301 N.W. 33rd Court, Unit 112, Pompano Beach, Florida 33069
  _________________________________________________________________________
        (Address, including zip code, of principal executive offices)


                             (954) 971-4569
  _________________________________________________________________________
           (Registrant's telephone number, including area code)

  _________________________________________________________________________
         (Former name, former address and former fiscal year, if
                        changed since last report)



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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2002, the number of the Company's shares of par value $.001 common stock outstanding was 3,930,082.

                          LITEGLOW INDUSTRIES, INC.
                                 FORM 10-QSB
                               MARCH 31, 2002



                                   INDEX



Part I    - FINANCIAL INFORMATION

Item 1    - Financial Statements

Balance Sheets.....................................................3

Statements of Operation............................................4

Statements of Cash Flow............................................5

Notes to Financial Statements......................................6


Item 2    - Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................7

PART II   - OTHER INFORMATION......................................9

SIGNATURES........................................................10

                          LITEGLOW INDUSTRIES, INC.
                                BALANCE SHEET
                               MARCH 31, 2002
                                (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                 $     57,259
 Accounts receivable                                          1,892,326
 Inventory                                                      925,820
 Prepaid expenses                                               106,831
                                                           ------------
     Total current assets                                     2,982,236

Property and equipment less accumulated depreciation            297,144

Goodwill, net                                                   175,660
Deposits                                                         45,381
Advances to stockholders                                          6,453
                                                           ------------
                                                           $  3,506,874
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current maturities of long-term debt                      $     67,759
 Current maturities of capital leases                            33,673
 Line of credit                                               1,735,566
 Loans payable stockholder                                      145,298
 Accounts payable and accrued expenses                          816,118
                                                           ------------
      Total current liabilities                               2,798,414
                                                           ------------

Long-term debt less current maturities                           11,822
Long term capital lease obligations less
  current maturities                                             41,261
                                                           ------------
                                                                 53,083
                                                           ------------
Stockholders' equity:
 Convertible preferred stock Series A,
  par value $.001 issued and authorized 1,000,000                 1,000
 Common stock, $.001 par value; authorized
  10,000,000 shares 3,930,082 shares issued and outstanding       3,930
 Additional paid-in capital                                   3,380,642
 Retained deficit                                            (2,730,195)
                                                           ------------
     Total stockholders' equity                                 655,377
                                                           ------------
                                                           $  3,506,874
                                                           ============


                           See accompanying notes

                          LITEGLOW INDUSTRIES, INC.
                           STATEMENT OF OPERATIONS
                                 (unaudited)

                                                Three Months    Three Months
                                                    Ended          Ended
                                                  March 31,       March 31,
                                                    2002            2001
                                                -----------      -----------
Sales                                            $2,793,675       $  975,666
Cost of sales                                     1,486,952          403,712
                                                 ----------       ----------
Goss profit                                       1,306,723          571,954

Selling, general and administrative expenses        960,206          603,657
                                                 ----------       ----------

Income (loss) from operations                       346,517          (31,703)
                                                 ----------       ----------
Other income (expenses):
 Interest expense                                   (39,465)         (23,390)
 Gain (loss) on disposal of assets                        -           (7,251)
                                                 ----------       ----------
     Total other income (expenses)                  (39,465)         (30,641)

Income (loss) before income taxes                   307,052          (62,344)

Income tax expense (benefit)                              -                -
                                                 ----------       ----------

Net income (loss)                               $   307,052       $  (62,344)
                                                ===========       ==========
Net loss per common share:
 Basic:
Net income (loss) per common share                      .08             (.01)

Diluted:
 Net income (loss) per common share                     .03             (.01)

Weighted average shares outstanding basic         3,930,082        4,274,119
                                                ===========       ==========
Weighted average shares outstanding diluted       8,930,082        4,274,119
                                                ===========       ==========

                            See accompanying notes

                          LITEGLOW INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                               (unaudited)

                                                     Three Months    Three Months
                                                        Ended            Ended
                                                       March 31,       March 31,
                                                         2002            2001
                                                     -----------     ------------
Cash flows from operating activities:
 Net income (loss)                                   $  307,052    $  (62,344)

Adjustments to reconcile net income to net:
 Cash provided by (used for) operating activities
 Depreciation and amortization                           16,923        19,120
 Non-cash compensation                                        -           100
Changes in assets and liabilities:
 Accounts receivable                                   (639,793)       23,998
 Inventory                                              147,710        60,127
 Prepaid expenses                                       (28,590)       10,206
 Deferred loan costs                                     12,000       (21,500)
 Accounts payable and accrued expenses                  (24,900)     (293,035)
                                                     ----------    ----------
Net cash (used for) operations                         (209,598)     (263,328)
                                                     ----------    ----------
Net cash (used in) provided by investing activities:
 Proceeds from sale of equipment                              -        18,145
 Purchase of equipment                                  (82,417)            -
                                                     ----------    ----------
Net cash used for investing activities                  (82,417)       18,145
                                                     ----------    ----------
Cash flows from (used in) financing activities
 Repayment from (loan to) stockholder, net               15,495       (60,020)
 Proceeds from line of credit, net                      284,404       316,854
 Proceeds from long term debt  80,000
 Payments of long term debt and leases                  (32,637)      (22,927)
                                                     ----------    ----------
Net cash provided by financing activities               347,262       233,907
                                                     ----------    ----------

Net increase (decrease) in cash and cash equivalents     55,247       (11,276)

Cash and cash equivalents, beginning of period            2,012        17,393
                                                     ----------    ----------
Cash and cash equivalents, end of period             $   57,259    $    6,117
                                                     ==========    ==========



                           See accompanying notes

                          LITEGLOW INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 2002

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

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

The balance sheet as of March 31, 2002, the statements of operation and cash flows for the three months ended March 31, 2002, and 2001, which have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position,results of operations and cash flows at March 31, 2002, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2001.


NOTE 2: NET INCOME PER SHARE

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

During December 1998, the Company created and authorized 1,000,000 shares, par value $.001 per share Series A, Convertible Preferred Stock. The preferred shares are convertible at any time into 5,000,000 shares of common stock.

In 1998, the Company has issued the 1,000,000 shares of preferred stock to Spencer Krumholz, Chairman and Chief Executive Officer of the Company. This transaction resulted in Mr. Krumholz obtaining voting control of the Company.

                          LITEGLOW INDUSTRIES, INC.
                                FORM 10-QSB
                               MARCH 31, 2002


                        PART I - FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the three months ended March 31, 2002, and 2001, respectively.

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

Results of Operations
---------------------

Three Months Ended March 31, 2002 and 2001

Net sales for the quarter ended March 31, 2002 were $2,793,675 compared to net sales of $975,666 for the quarter ended March 31, 2001. For these same periods, costs of sales were $1,486,952 compared to $403,712. The gross profit for the quarters ended March 31, 2002 and 2001 was $1,306,723 and $571,954, respectively. The Company's selling, general and administrative expenses increased to $960,206 from $603,657 for the quarters ended March 31, 2002 and 2001, respectively. The Company had income from operations of $346,517 for the quarter ended March 31, 2002 compared to a loss from operations of $31,703 for the quarter ended March 31, 2001.

Inventory decreased by $147,710 to $925,820 compared to $1,073,530 at December 31, 2001.

                          LITEGLOW INDUSTRIES, INC.
                                 FORM 10-QSB
                                MARCH 31, 2002


Liquidity and Capital Resources

Total current assets increased to $2,982,236 at March 31, 2002 compared to $1,167,809 at March 31, 2001 primarily as a result of increasing sales volumes and carrying more receivables than before. In addition, although inventory decreased by $147,710 from December 31, 2001, it had increased from its March 31, 2001 level of $579,677. The Company's total assets increased to $3,506,874 at March 31, 2002 compared to $1,619,469 at March 31, 2001 primarily due to the increase in accounts receivable, inventory and the purchase of fixed assets.

The Company's accounts payable and accrued expenses increased to $816,118 at March 31, 2002 compared to $672,667 at March 31, 2001 primarily due to purchasing more inventory to support the current trend of shipments. The Company's total current liabilities increased to $2,798,414 at March 31, 2002 from $1,649,985 primarily due to the increase in accounts payable and credit lines that were needed in order to support sales levels..

The Company's net cash used by operations was $209,598 for the quarter ended March 31, 2002 compared to net cash used by operations of $263,528 for the quarter ended March 31, 2001.

The Company closed its consumer sales division located in Orlando, Florida, which eliminated approximately 7 employees in 2001. In 2002 the company closed is manufacturing facility in Orlando, and began manufacturing from its expanded location in Pompano Beach. The expansion and move is expected to yield higher production levels and improve efficiencies.

The Company is continuing to review its selling, general and administrative costs to reduce its operating expenses.

                          LITEGLOW INDUSTRIES, INC.
                                FORM 10-QSB
                               MARCH 31, 2002

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

Item 2 - Changes in Securities
         ---------------------
               None

Item 3 - Defaults upon Senior securities
         -------------------------------
               None

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------
               None

Item 5 - Other information
         -----------------

     In February 2002 the Company relocated its Orlando warehouse and manufacturing facilities to a facility attached to its Pompano Beach, Florida headquarters. As part of the relocation, the Company expanded its office and warehouse by adding an additional 9,420 square feet to its existing lease. The commencement date of the lease modification was January 1, 2002.

     On March 1, 2002 the Company acquired certain assets from Avi Amram for cash and notes payable totaling $80,000. In conjunction with this acquisition, the Company entered into a two-year employment agreement with Mr. Amram for $98,800 per year. Mr. Amram will now act as the Company's Vice President of Manufacturing. (See Exhibit 10.4 to the Company's December 31, 2001 Form 10-KSB.)

Item 6 - Exhibits and reports on Form 8-K
         --------------------------------

	  a) None

	  b) There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LITEGLOW INDUSTRIES, INC.
                                        Registrant


Date: May 9, 2002                       /s/ Spencer Krumholz
      -----------                       ---------------------------
                                        Spencer Krumholz, President