Form 10KSB/A
period 2001-12-31
LITEGLOW INDUSTRIES INC
filed 2002-05-23
CIK 1022494

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-KSB/A-1

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NO.: 0-7087

                          LITEGLOW INDUSTRIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Utah                                             65-0516403
----------------------------------                      -------------------
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

                        LITEGLOW INDUSTRIES, INC.


This 10-KSB Amendment is being filed to include an additional disclosure inadvertently omitted from the December 31, 2001 financial statements.

                        LITEGLOW INDUSTRIES, INC.



                            TABLE OF CONTENTS
                                                          Page
PART I                                                   ------
------

Item 1.  Business.........................................  4

Item 2.  Properties....................................... 12

Item 3.  Legal Proceedings................................ 13

Item 4.  Submission of Matters to a
           Vote of Security Holders....................... 14

PART II
-------

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................ 14

Item 6.  Management's Discussion and
           Analysis or Plan of Operations................. 16

Item 7.  Financial Statements and Supplementary Data...... 18

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure....................... 18

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............. 18

Item 10. Executive Compensation........................... 20

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............... 21

Item 12. Certain Relationships and Related Transactions... 21

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............. 22

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

                                   LITEGLOW INDUSTRIES, INC.


Dated: May 21, 2002             By:/s/ Spencer Krumholz
                                   ---------------------
                                   Spencer Krumholz
                                   Chairman & CEO

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

     Signature                Title               Date
     ---------                -----               ----

/s/Spencer Krumholz
-------------------           Chairman of the     May 21, 2002
Spencer Krumholz              Board, Chief
                              Executive Officer
                              and Director

/s/Michael Krumholz
-------------------           President and       May 21, 2002
Michael Krumholz              Director


/s/Arlene Krumholz
-------------------           Vice President,     May 21, 2002
Arlene Krumholz               Secretary and
                              Director

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

                               FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                        _______________________________

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                     OF

                          LITEGLOW INDUSTRIES, INC.

                           LITEGLOW INDUSTRIES, INC.
                             FINANCIAL STATEMENTS

                   Years Ended December 31, 2001 and 2000
                                      and
                       Report of Independent Auditors

                       INDEX TO FINANCIAL STATEMENTS



LITEGLOW INDUSTRIES, INC.

Independent Auditor's Report                                           F-2

Balance Sheets - December 31, 2001 and 2000                            F-3

Statements of Operations - Years ended                                 F-5
    December 31, 2001 and 2000

Statements of Stockholders' Equity (Deficit)-
    Years ended December 31, 2001 and 2000                             F-6

Statements of Cash Flows - Years ended December 31, 2001
    and 2000                                                           F-7

Notes to financial statements                                          F-8

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






                                  /s/ Margolies, Fink  and Wichrowski

March 13, 2002
Pompano Beach, Florida

                    LITEGLOW INDUSTRIES, INC.
                        BALANCE SHEETS
                   DECEMBER 31, 2001 AND 2000


                             ASSETS

                                                    2001             2000
                                                -----------      -----------
Current assets:
  Cash and cash equivalents                     $     2,012      $    17,393
  Accounts receivable, net                        1,252,533          550,988
  Inventory, net                                  1,073,530          639,804
  Prepaid expenses                                   78,241           65,231
                                                -----------      -----------
          Total current assets                    2,406,316        1,273,416
                                                -----------      -----------

Property and equipment, net                         231,649          216,941

Goodwill, net                                       175,660          186,812
Loan costs, net                                      12,000
Deposits                                             45,381           37,151
                                                -----------      -----------
                                                $ 2,871,006      $ 1,714,320
                                                ===========      ===========













                   The accompanying notes are an
            integral part of these financial statements

                    LITEGLOW INDUSTRIES, INC.
                        BALANCE SHEETS
                   DECEMBER 31, 2001 AND 2000



    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    2001             2000
                                                -----------      -----------
Current liabilities:
  Current maturities of long-term debt          $     9,228      $   105,807
  Current maturities of capital leases               31,241           21,371
  Line-of-credit                                  1,451,162          398,667
  Accounts payable                                  622,911          924,602
  Accrued liabilities                               218,107           41,100
  Loans payable - stockholder                       123,350          180,450
                                                -----------      -----------
          Total current liabilities               2,455,999        1,671,997
                                                -----------      -----------

Long-tem liabilities
  Long-term debt net current maturities              13,512           26,468
  Capital leases payable, net of current
    maturities                                       53,170           47,751
                                                -----------      -----------
          Total long-term liabilities                66,682           74,219
                                                -----------      -----------

          Total liabilities                       2,522,681        1,746,216
                                                -----------      -----------

Stockholders' equity (deficit):
  Convertible preferred stock, Series A,
    $.001 par value, authorized 1,000,000
    shares, issued and outstanding
    1,000,000 in 2001 and 2000 respectively           1,000            1,000
  Common stock $.001 par value, authorized
    10,000,000 shares, issued and
    outstanding 3,930,082 in 2001 and
    4,273,287 in 2000                                 3,930            4,273
  Additional paid-in capital                      3,380,642        3,413,872
  Retained deficit                               (3,037,247)      (3,451,041)
                                                -----------      -----------
          Total stockholders' equity
            (deficit)                               348,325          (31,896)
                                                -----------      -----------
                                                $ 2,871,006      $ 1,714,320
                                                ===========      ===========










                     The accompanying notes are an
             integral part of these financial statements

                     LITEGLOW INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                    2001             2000
                                                -----------      -----------
Revenues                                        $ 6,581,321      $ 4,344,405
Cost of sales                                     3,222,656        2,340,641
                                                -----------      -----------
Gross profit                                      3,358,665        2,003,764

Selling, general and administrative expenses:     2,933,002        2,811,918
                                                -----------      -----------

Operating income (loss)                             425,663         (808,154)
                                                -----------      -----------

Other income (expenses):
  Interest expense                                 (148,897)         (77,157)
  Other income (expenses)                             1,206           (1,247)
  Lawsuit settlement                                132,606
  Gain on disposal of assets                          3,216                -
                                                -----------      -----------
        Total other expenses                        (11,869)         (78,404)
                                                -----------      -----------

Income (loss) before income taxes                   413,794         (886,558)

Provision for income taxes                                -          (18,103)
                                                -----------      -----------
Net income (loss)                               $   413,794      $  (904,661)
                                                ===========      ===========
Net income (loss) per share:
  Basic:
      Net basic income (loss) per share         $       .10      $     (0.21)
                                                -----------      -----------
  Diluted:
      Net diluted income (loss) per share       $       .05      $     (0.21)
                                                -----------      -----------
Weighted average common shares outstanding
   Basic                                          4,201,671        4,273,287
                                                ===========      ===========

   Diluted                                        9,201,671        4,273,287
                                                ===========      ===========







                      The accompanying notes are an
             integral part of these financial statements

                     LITEGLOW INDUSTRIES, INC.
            STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
              YEARS ENDED DECEMBER 31, 2001 AND 2000




                                       Preferred    Stock        Common Stock         Additional
                                       Number of     Par       Number of      Par     paid-in       Retained
                                       Shares       Value      Shares         Value   Capital       (deficit)        Total
                                       ---------    -----      ---------    --------  ----------    ---------     -----------

Balance, December 31, 1999             1,000,000    $ 1,000    4,273,287    $  4,273  $3,376,538    $(2,546,380)  $   835,431

Deferred compensation for services                                                        37,334                       37,334

  Net loss                                  -             -             -          -           -       (904,661)     (904,661)
                                       ---------    -------     ---------    -------  ----------    -----------    ----------
Balance, December 31, 2000             1,000,000      1,000     4,273,287      4,273   3,413,872     (3,451,041)      (31,896)

Purchase and cancellation
  of treasury stock                                              (344,872)      (345)    (33,328)                     (33,673)

Stock compensation                                                  1,667          2          98                          100

  Net income                                   -          -             -          -           -        413,794       413,794
                                       ---------    -------     ---------    -------  ----------    -----------    ----------
Balance, December 31, 2001             1,000,000    $ 1,000     3,930,082    $ 3,930  $3,380,642    $(3,037,247)   $  348,325
                                       =========    =======     =========    =======  ==========    ===========    ==========






                    The accompanying notes are an
             integral part of these financial statements

                   LITEGLOW INDUSTRIES, INC.
                    STATEMENT OF CASH FLOWS
            YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                         2001             2000
                                                     -----------      -----------
Cash flows from operating activities:
    Net income (loss)                                $   413,794      $  (904,661)

Adjustments to reconcile net income to net
  cash provided by (used for) operating activities:
    Depreciation and amortization                         89,538           73,630
    Deferred income taxes                                                  18,103
    Non-cash compensation                                    100
    Gain on disposal of equipment                         (3,216)
    Settlement of debt                                   (85,000)
    Allowance for doubtful accounts                       (8,908)          (4,718)
    Allowance for inventory obsolescence                 (46,011)         (69,942)
    Reserve for returns                                  150,000
Changes in assets and liabilities:
    Accounts receivable                                 (692,637)          25,004
    Inventory                                           (387,715)          90,166
    Prepaid expenses and other assets                    (55,343)          71,606
    Accounts payable and accrued expenses               (274,684)         539,973
                                                     -----------      -----------
Total adjustments                                     (1,313,876)         743,822
                                                     -----------      -----------

Net cash used for operations                            (900,082)        (160,839)
                                                     -----------      -----------

Net cash used in investing activities:
  Proceeds from sale of equipment                         54,260
  Purchase of equipment                                  (61,373)         (10,067)
                                                     -----------      -----------
    Net cash used for investing activities                (7,113)         (10,067)
                                                     -----------      -----------

Cash flows from (used in) financing activities
  Repayment of notes payable & capital leases            (69,908)         (95,973)
  Loans from stockholders                                (57,100)         172,267
  Proceeds from line of credit, net                    1,052,495
  Purchase of treasury stock                             (33,673)               -
                                                     -----------      -----------
    Net cash provided by financing activities            891,814           76,294
                                                     -----------      -----------

Net decrease in cash and cash equivalents                (15,381)         (94,612)

Cash and cash equivalents, beginning of period            17,393          112,005
                                                     -----------      -----------

Cash and cash equivalents, end of period             $     2,012      $    17,393
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


2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2001 and 2000:

                                     2001          2000
                                  ---------     ----------
Vehicles                          $  21,658     $   79,849
Machinery and equipment             363,039        268,744
Furniture and fixtures                5,041          5,041
Leasehold improvements               13,052          6,970
                                  ---------     ----------
                                    402,790        360,604
Less: accumulated depreciation
  and amortization                 (171,141)      (143,663)
                                  ---------     ----------
Property and equipment, net       $ 231,649     $  216,941
                                  =========     ==========


Depreciation and amortization expense for the years ended December 31, 2001 and 2000 was $56,283 and $62,488 respectively.

                      LITEGLOW INDUSTRIES, INC.
              NOTES TO FINANCIAL STATEMENTS (Continued)


3.   LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2001 and 2000:

                                                 2001        2000
                                              ---------   ----------
Note payable, monthly payments of $333,
  including interest at 10.9%, due
  April 2002                                  $   1,591   $    5,129

Note payable, monthly payments of $182,
  including interest at 12.9%,
  due May 2002                                      882        2,814

Note payable, monthly payments of $781,
  including interest at 8.3%,
  paid in full.                                               27,198

Note payable, monthly payments of $621,
  including interest at 8%, paid
  in full.                                                    12,134

Note payable, non-interest bearing, due
  July 1999 for acquisition of
  B&B Associates, debt relieved in 2001.                      85,000

Note payable, monthly payments of $563,
  interest- free, due October
  2004, secured by vehicle                       20,267            -
                                                      -            -
                                              ---------   ----------
                                                 22,740      132,275

Less current maturities                          (9,228)    (105,807)
                                              ---------   ----------

Long-term debt, net of current maturities     $  13,512   $   26,468
                                              =========   ==========


Long-term debt maturities for the next three years are as follows:

            Years Ending
            December 31,
            ------------

               2001              $   19,674
               2002              $    9,228
               2003                   6,756
               2004                   6,756
                                 ----------
               Total             $   22,740

                  LITEGLOW INDUSTRIES, INC.
          NOTES TO FINANCIAL STATEMENTS (Continued)



4.   LINE-OF-CREDIT

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


5.   LEASES COMMITMENTS

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

Future minimum lease payments for these leases are as follows:


            Years Ending                   Capital          Operating
            December 31,                   Leases             Leases
            ------------                  ---------         ---------
                2002                      $  39,855         $  224,591
                2003                         28,880            197,089
                2004                         21,660            192,312
                2005                         14,332            194,549
                2006                          5,473             83,493
                                          ---------         ----------
Total minimum lease payments                110,200         $  892,034
Less amount representing interest            25,789         ==========
                                          ---------
Present value of net minimum lease
  payments                                   84,411
Less current maturities                     (31,241)
                                          ---------
Long-term obligation                      $  53,170
                                          =========

                     LITEGLOW INDUSTRIES, INC.
           NOTES TO FINANCIAL STATEMENTS (Continued)


6.   INCOME TAXES

The provision (benefit) for income tax includes these components:

                             2001           2000
                           -------        --------
           Current         $     -        $      -
           Deferred              -          18,103
                           -------        --------
            Total          $     -        $ 18,103
                           =======        ========


A reconciliation of income tax expense at the statutory rate of the Company's actual income tax expense is shown below:

                                                    2001          2000
                                                 ----------   ----------
  Computed at the statutory rate (39.5%)         $  163,600   $ (350,200)
  Increase (decrease) resulting from:
    Non-deductible expenses                          27,000       13,200
    State income taxes and other, net
      of federal tax benefit                                      (4,000)
    Net operating loss carry-forward applied      (190,600)      341,000
    Change in deferred tax asset
      valuation allowance                                -        18,103
                                                 ---------    ----------
       Total                                     $       -    $   18,103
                                                 =========    ==========

The components of the deferred tax assets and liabilities were as follows:

                                                    2001          2000
                                                 ----------   ----------
Deferred tax assets:
  Allowance for bad debts                        $    7,900   $   11,400
  Inventory allowance                                19,700
  Returns allowance                                  59,300
  Net operating loss carry-forward                  932,900    1,123,500

Deferred tax liabilities:
  Accumulated depreciation                           (9,600)     (20,600)
                                                 ----------   ----------

  Net deferred tax asset (liability)              1,010,200    1,114,300

  Valuation allowance                            (1,010,200)  (1,114,300)
                                                 ----------   ----------

  Net deferred tax asset                         $        -   $        -
                                                 ==========   ==========


The Company has available net operating loss carry-forwards expiring as follows: 2013- $1,420,000, 2014 - $872,000.

                    LITEGLOW INDUSTRIES, INC.
          NOTES TO FINANCIAL STATEMENTS (Continued)


7.   STOCKHOLDERS EQUITY

Common stock
------------

During October 2001, the Company purchased from the open market
344,872 shares of its own stock for a total price of $33,673. These shares were later retired.

Preferred stock
---------------

During December 1998, the Company created and authorized 1,000,000 shares, par value $.001 per share Series A Convertible Preferred Stock. The preferred shares are convertible into 5,000,000 shares of common stock without the payment of additional consideration. The preferred stockholders are entitled to the number of votes equal to the number of whole shares of common stock into which the preferred shares are convertible. The holders of Preferred Stock have liquidation preference equal to $.10 per share of Preferred Stock, plus accrued and unpaid dividends, if any, and interest thereon. The Preferred Stock does not have a dividend preference.

In 1998, the Company issued at a later time the 1,000,000 shares of preferred stock to the Chairman of the Company. This transaction resulted in the Chairman obtaining voting control of the Company.


8.   CONCENTRATION OF CREDIT RISK

The Company maintains its cash in what it believes to be credit worthy financial institutions. The balances, at times, may exceed federally insured limits. At December 31, 2001 and 2000, the Company was within the insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes its trade accounts receivable exposure is limited.


9.   RELATED PARTY TRANSACTIONS

At December 31, 2001 and 2000, the transactions involving the stockholder/officer are summarized below:

                                      2001            2000
                                  -----------     -----------
Beginning balances                $  (180,450)    $    (8,183)
 (Loans from) payments to
 stockholder, net                      57,100        (172,267)
                                  -----------     -----------
Ending balance                    $  (123,350)    $  (180,450)
                                  ===========     ===========


The balance in loans payable-stockholder of $123,350 represents personal credit card debt from various institutions obtained by the stockholder to fund operations during the current year.

                     LITEGLOW INDUSTRIES, INC.
            NOTES TO FINANCIAL STATEMENTS (Continued)


10.  SUPPLEMENT CASH FLOW INFORMATION


                                                    2001          2000
                                                 ----------    ----------
Cash paid during the year for:
  Interest                                       $  148,897    $   89,447
                                                 ----------    ----------
Non-cash investing and financing transactions
  Acquisition of equipment through issuance of
    debt and capital leases                      $   60,662    $   44,487
                                                 ----------    ----------

Issuance of common shares for services           $      100    $        -
                                                 ==========    ==========



11.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material effect on its financial condition or results of operations.


12.  ECONOMIC DEPENDENCY

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


13.  SUBSEQUENT EVENTS

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