Form 10QSB
period 2002-06-30
LITEGLOW INDUSTRIES INC
filed 2002-07-31
CIK 1022494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:  JUNE 30, 2002

COMMISSION FILE NUMBER:000-27087

                           LITEGLOW INDUSTRIES, INC.
-----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         UTAH                                     65-05164035
-----------------------------------------------------------------------
  (State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                Identification No.)



           2301 N.W. 33rd Court, Unit 112, Pompano Beach, Florida 33069
-----------------------------------------------------------------------
       (Address, including zip code, of principal executive offices)


                               (954) 971-4569
-----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

-----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if
                      changed since last report)



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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2002, the number of the Company's shares of par value $.001 common stock outstanding was 3,780,082.

                         LITEGLOW INDUSTRIES, INC.
                                FORM 10-QSB
                               JUNE 30, 2002



                                   INDEX



Part I   - FINANCIAL INFORMATION

Item 1   - Financial Statements

Balance Sheet........................................................3

Statements of Operation..............................................4

Statements of Cash Flow..............................................5

Notes to Financial Statements........................................6


Item 2   - Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............7

PART II  - OTHER INFORMATION.........................................9

SIGNATURES..........................................................10

                            LITEGLOW INDUSTRIES, INC.
                                 BALANCE SHEET
                                 JUNE 30, 2002
                                  (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                             $       51,667
  Accounts receivable                                        2,603,196
  Inventory, net                                             2,002,278
  Prepaid expenses                                              78,421
                                                        --------------

     Total current assets                                    4,735,562

Property and equipment less accumulated depreciation           341,487

Goodwill, net                                                  175,660
Deferred loan costs                                              9,166
Deposits                                                        45,481
                                                        --------------

                                                        $    5,307,356
                                                        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                  $       38,756
  Current maturities of capital leases                          25,741
  Line of credit                                             2,122,710
  Loans payable stockholder                                    113,508
  Accounts payable and accrued expenses                      1,781,376
                                                        --------------

     Total current liabilities                               4,082,091
                                                        --------------

Long-term debt less current maturities                          10,133
Long term capital lease obligations less current maturities     43,451
                                                        --------------

                                                                53,584
                                                        --------------
Stockholders' equity:
  Preferred stock par value $.001
    issued and authorized 1,000,000                              1,000
  Common stock, $.001 par value; authorized
    10,000,000 shares 3,780,082 shares issued and outstanding    3,780
    Additional paid-in capital                               3,356,542
    Retained deficit                                        (2,189,641)
                                                        --------------

     Total stockholders' equity                              1,171,681
                                                        --------------

                                                        $    5,307,356
                                                        ==============



                           See accompanying notes

                          LITEGLOW INDUSTRIES, INC.
                          STATEMENTS OF OPERATIONS
                                (unaudited)


                                                   Six          Six         Three        Three
                                                  Months       Months       Months       Months
                                                  Ended        Ended        Ended        Ended
                                                 June 30,     June 30,     June 30,     June 30,
                                                   2002         2001         2002         2001
                                                ----------   ----------   ----------   ----------

Sales                                           $6,559,870   $2,153,322   $3,766,195   $1,177,656
Cost of sales                                    3,578,820      923,632    2,091,868      519,921
                                                 ---------    ---------    ---------    ---------

Gross profit                                     2,981,050    1,229,690    1,674,327      657,735

Selling, general and administrative expenses     2,004,889    1,197,252    1,084,683      593,595
                                                 ---------    ---------    ---------    ---------

Income from operations                             976,161       32,438      589,644       64,140
                                                 ---------    ---------    ---------    ---------

Other income (expenses):
  Interest expense                                 (88,555)     (70,312)     (49,090)     (46,922)
  Gain (loss) on disposal of assets                (40,000)      (1,919)           -        5,333
  Settlements                                            -      132,606            -      132,606
                                                 ---------    ---------    ---------    ---------

     Total other income (expenses)               ( 128,555)      60,375      (49,090)      91,017
                                                 ---------    ---------    ---------    ---------

  Income before income taxes                       847,606       92,813      540,554      155,157

  Income tax expense (benefit)                           -            -            -            -
                                                 ---------    ---------    ---------    ---------


  Net income                                   $   847,606   $   92,813   $  540,554   $  155,157
                                                 =========    =========    =========    =========
  Net income per common share:
     Basic:
       Net income per common share                     .22          .02          .14          .04

     Diluted:
       Net income per common share                     .10          .01          .06          .02

Weighted average shares outstanding basic        3,868,756    4,273,287    3,806,749    4,273,287
                                                 =========    =========    =========    =========

Weighted average shares outstanding diluted      8,868,756    9,273,287    8,806,764    9,273,287
                                                 =========    =========    =========    =========


                           See accompanying notes

                           LITEGLOW INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOW
                                 (unaudited)

                                                       Six Months      Six Months
                                                         Ended           Ended
                                                        June 30,        June 30,
                                                          2002            2001
                                                      ------------    ------------

Cash flows from operating activities:
  Net income                                          $    847,606    $     92,813

Adjustments to reconcile net income to net:
  Cash provided by (used for) operating activities
  Depreciation and amortization                             37,242          42,388
  Non- cash compensation                                         -             100
  Gain on disposal of equipment                                  -           1,919
  Settlement of debt                                             -         (85,000)
Changes in assets and liabilities:
  Accounts receivable                                   (1,350,663)         72,401
  Inventory                                               (928,748)        (53,771)
  Prepaid expenses                                            (180)          9,326
  Deposits and other assets                                   (100)
  Deferred loan costs                                        2,834         (21,500)
  Accounts payable and accrued expenses                    940,358        (356,980)
                                                         ---------       ---------

Net cash (used for) operations                            (451,651)       (298,304)
                                                         ---------       ---------

Net cash (used in) provided from investing activities:
  Proceeds from sale of equipment                                -          16,227
  Purchase of equipment                                   (147,079)              -
                                                         ---------       ---------

Net cash used for investing activities                    (147,079)         16,227
                                                         ---------       ---------
Cash flows from (used in) financing activities:
  Repayment from (loan to) stockholder                      (9,842)        (38,391)
  Purchase and retirement of treasury stock                (24,250)              -
  Proceeds from line of credit, net                        671,548         333,151
  Proceeds from long term debt                              80,000               -
  Payments of long term debt and leases                    (69,071)        (30,076)
                                                         ---------       ---------

Net cash provided by financing activities                  648,385         264,684
                                                         ---------       ---------

Net (decrease) in cash and cash equivalents                 49,655         (17,393)

Cash and cash equivalents, beginning of period               2,012          17,393
                                                         ---------       ---------

Cash and cash equivalents, end of period              $     51,667    $          -
                                                         =========       =========

Supplementary disclosure of cash flow information:
  Interest paid                                       $     88,555 $        70,312
                                                         =========       =========

Assets acquired with debt                             $     40,000 $        47,584
                                                         =========       =========


                           See accompanying notes

                           LITEGLOW INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2002

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

The balance sheet as of June 30, 2002, the statements of operation and cash flows for the three and six months ended June 30, 2002, and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002, and for all periods presented, have been made.

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

                          LITEGLOW INDUSTRIES, INC.
                               FORM 10-QSB
                              JUNE 30, 2002


                       PART I - FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this report. It includes an analysis of the three and six months ended June 30, 2002, and 2001, respectively.

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

                          LITEGLOW INDUSTRIES, INC.
                               FORM 10-QSB
                              JUNE 30, 2002

Results of Operations

Three and Six Months Ended June 30, 2002 and 2001

Net sales for the six months ended June 30, 2002 were $6,559,870 compared to net sales of $2,153,322 for the six months ended June 30, 2001. For these same periods, costs of sales increased to $3,578,820 from $923,632 for 2002 and 2001 respectively. The gross profit for the six months ended June 30, 2002 and 2001 was $2,981,050 and $1,229,690, respectively. The Company's selling, general and administrative expenses increased to $2,004,889 from $1,197,252 for the six months ended June 30, 2002 and 2001, respectively. The Company had income from operations of $976,161 for the six months ended June 30, 2002 compared to a net income from operations of $32,438 for the six months ended June 30, 2001.

Net sales for the quarter ended June 30, 2002 were $3,776,195 compared to net sales of $1,177,656 for the quarter ended June 30, 2001. For these same periods, cost of sales increased to $2,091,868 from $519,921 for 2002 and 2001, respectively. The gross profit for the quarter ended
June 30, 2002 and 2001 was $1,674,327 and $657,735, respectively.  The
Company's selling, general and administrative expenses increased to $1,084,683 from $593,595, respectively. The Company had income from operations of $589,644 compared to $64,140 for the quarters ended
June 30, 2002 and 2001 respectively.

The Company increased its inventory during the first six months of 2002 by $928,748 compared to an increase of $53,771 for the six months of 2001. The company is making efforts to better anticipate inventory needs.

Liquidity and Capital Resources

Total current assets increased to $4,735,562 at June 30, 2002 compared to $1,228,067 at June 30, 2001 primarily as a result of increasing its accounts receivable and inventory levels. The Company's total assets increased to $5,307,356 at June 30, 2002 compared to $1,717,701 at June 30, 2001 primarily as a result of increasing its current assets described above and due to the purchase of fixed assets.

The company's accounts payable and accrued expenses increased to $1,781,376 at June 30, 2002 compared to $582,144 at June 30, 2001, however loans payable to shareholder decreased to $113,508 at June 30, 2002 compared to $182,239 at June 30, 2001 primarily due to the Company's increased purchasing due to higher sales volume and improved cash flow enabling the Company to rely less on shareholder loans. The Company's total current liabilities increased to $4,082,091 at June 30, 2002 from $1,568,679 at June 30, 2001 primarily due to the increased sales volume which increased the amounts carried in trade payables and other short term borrowings.

The Company's net cash used for operations was $451,651 for the six months ended June 30, 2002 compared to net cash used from operations of $298,304 for the six months ended June 30, 2001

The Company believes that the selling, general and administrative costs need to be reviewed and efforts are currently under way to reduce its operating expenses.

                          LITEGLOW INDUSTRIES, INC.
                               FORM 10-QSB
                              JUNE 30, 2002

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

Item 2 - Changes in Securities
         ---------------------
              None

Item 3 - Defaults upon Senior securities
         -------------------------------
              None

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------
              None

Item 5 - Other information
         -----------------

During April, 2002, the Company purchased from the open market 150,000 shares of its own stock at approximately $.16 per share for a total price of $24,250. These shares were later retired.

Item 6 - Exhibits and reports on Form 8-K

On or about May 17, 2002, the Company filed a report on Form 8-K announcing that Target Stores is now carrying the Company's merchandise in approximately 1,000 stores.

On or about May 23, 2002, the Company filed a report on Form 8-K announcing that O'Reilly Automotive is now carrying the Company's merchandise in approximately 800 stores.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LITEGLOW INDUSTRIES, INC.
                                    Registrant


Date:    7/30/02                       /s/Spencer Krumholz
     -----------------              ---------------------------
                                    Spencer Krumholz, President