Form 10QSB/A
period 2002-06-30
LITEGLOW INDUSTRIES INC
filed 2002-08-19
CIK 1022494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A

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


This Amendment is being filed to include the Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.



                         LITEGLOW INDUSTRIES, INC.
                                FORM 10-QSB
                               JUNE 30, 2002



                                   INDEX



Part I   - FINANCIAL INFORMATION

Item 1   - Financial Statements

Balance Sheet....................................................... 4

Statements of Operation............................................. 5

Statements of Cash Flow............................................. 6

Notes to Financial Statements....................................... 7


Item 2   - Management's Discussion and Analysis of
           Financial Condition and Results of Operations............ 8

PART II  - OTHER INFORMATION........................................ 10

SIGNATURES.......................................................... 11

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

                               SIGNATURES


	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LITEGLOW INDUSTRIES, INC.


Dated: August 19, 2002              By:_/s/Michael Krumholz___________
                                       Michael Krumholz, President



              CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350

	In connection with the accompanying quarterly Report on Form 10-QSB of Liteglow Industries, Inc. for the period ended June 30, 2002, Michael Krumholz, President and Arlene Krumholz, Vice President, Secretary and Treasurer of Liteglow Industries, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(a)	such quarterly Report on Form 10-QSB for the period ended June
30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)	the information contained in such quarterly Report on Form 10-QSB for the period ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Liteglow Industries, Inc.

                                    LITEGLOW INDUSTRIES, INC.


Dated: August 19, 2002              By:__/s/Michael Krumholz___________
                                       Michael Krumholz, President


Dated: August 19, 2002              By:__/s/Michael Krumholz___________
                                       Arlene Krumholz, Vice President,
                                       Secretary and Treasurer