Form 10QSB
period 2002-09-30
LITEGLOW INDUSTRIES INC
filed 2002-11-01
CIK 1022494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE PERIOD ENDED: SEPTEMBER 30, 2002

COMMISSION FILE NUMBER:000-27087

                      LITEGLOW INDUSTRIES, INC.
------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


            UTAH                                        65-05164035
------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification No.)


     2301 N.W. 33rd Court, Unit 112, Pompano Beach, Florida 33069
------------------------------------------------------------------------
    (Address, including zip code, of principal executive offices)



                             (954) 971-4569
------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if
                       changed since last report)



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filings for the past 90 days.  YES [X]      NO [ ]


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2002, the number of the Company's shares of par value $.001 common stock outstanding was 3,780,082.

                      LITEGLOW INDUSTRIES, INC.
                            FORM 10-QSB
                         SEPTEMBER 30, 2002



                               INDEX



Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheets ..................................................  3

Statements of Operation..........................................  4

Statements of Cash Flow..........................................  5

Notes to Financial Statements....................................  6


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........  7-9

PART II - OTHER INFORMATION......................................  10

SIGNATURES.......................................................  11

CERTIFICATIONS...................................................  12-14

                      LITEGLOW INDUSTRIES, INC.
                            BALANCE SHEET
                         SEPTEMBER 30, 2002
                             (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                     $     299,785
  Accounts receivable, net                          2,075,983
  Loan to shareholder                                  32,419
  Inventory, net                                    1,781,608
  Prepaid expenses                                    110,913
  Other current assets                                 19,193
                                                -------------
      Total current assets                          4,319,901

Property and equipment less accumulated
  depreciation                                        345,835

Goodwill, net                                         175,660
Deferred loan costs                                     6,667
Deposits                                               51,354
                                                -------------
                                                $   4,899,417
                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt          $      26,756
  Current maturities of capital leases                 25,351
  Line of credit                                    1,784,383
  Loans payable shareholder                            68,262
  Accounts payable and accrued expenses             1,364,673
                                                -------------
      Total current liabilities                     3,269,425
                                                -------------

Long term debt less current maturities                  8,444
Long term capital lease obligations
  less current maturities                              43,298
                                                -------------
                                                       51,742
                                                -------------

Stockholders' equity (deficit):
  Preferred stock par value $.001
    issued and authorized 1,000,000                     1,000
  Common stock, $.001 par value;
    authorized 10,000,000 shares
    3,780,082 shares issued and
    outstanding                                         3,780
  Additional paid-in capital                        3,356,542
  Retained deficit                                 (1,783,072)
                                                -------------
      Total stockholders' equity                    1,578,250
                                                -------------
                                                $   4,899,417
                                                =============


The accompanying notes are an integral part of these financial statements

                    LITEGLOW INDUSTRIES, INC.
                     STATEMENT OF OPERATIONS
                          (unaudited)


                             Nine Months     Nine Months    Three Months     Three Months
                                 Ended          Ended           Ended            Ended
                            September 30,   September 30,   September 30,    September 30,
                                 2002            2001            2002            2001
                            -------------   -------------   -------------    -------------
Sales                       $   9,540,447   $   4,042,047   $   2,980,577    $   1,888,325
Cost of sales                   5,238,486       1,883,738       1,659,666          960,106
                            -------------   -------------   -------------    -------------

Gross profit                    4,301,961       2,158,309       1,320,911          928,219

Selling, general and
  administrative expenses     2,878,130         1,875,346         873,240          677,694
                            -------------   -------------   -------------    -------------

Income from operations          1,423,831         282,963         447,671          250,525
                            -------------   -------------   -------------    -------------

Other income (expenses):
  Interest expense               (131,656)       (102,258)        (43,102)         (31,947)
  Lawsuit settlement                2,000         132,606           2,000
  Gain (loss) on disposal
    of assets                     (40,000)          5,167               -            7,087
                            -------------   -------------   -------------    -------------
  Total other income
    (expenses)                   (169,656)         35,515         (41,102)         (24,860)
                            -------------   -------------   -------------    -------------

Income before income taxes      1,254,175         318,478         406,569          225,665

Income tax expense (benefit)            -               -               -                -
                            -------------   -------------   -------------    -------------

Net income                  $   1,254,175   $     318,478   $     406,569    $     225,665
                            =============   =============   =============    =============


Net loss per common share:
  Basic:
    Net income per common
      share                           .32             .07             .11              .05
  Diluted:
    Net income per common
      share                           .14             .03             .05              .02

Weighted average shares
  outstanding basic             3,889,423       4,273,287       3,780,082        4,273,287
                            =============   =============   =============    =============

Weighted average shares
  outstanding diluted           8,889,423       9,273,287       8,780,082        9,273,287
                            =============   =============   =============    =============




The accompanying notes are an integral part of these financial statements

                   LITEGLOW INDUSTRIES, INC.
                    STATEMENT OF CASH FLOWS
                          (unaudited)

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                       2002             2001
                                                   -------------   -------------
Cash flows from operating activities:
  Net income                                       $   1,254,175   $     318,478

Adjustments to reconcile net income to net:
  Cash provided by (used for) operating activities
  Depreciation and amortization                           58,409          62,598
  Non cash compensation                                        -             100
  Loss (gain) on disposal of equipment                    40,000          (5,167)
  Settlement of debt                                           -         (85,000)
  Changes in assets and liabilities:
  Accounts receivable                                   (823,450)       (339,484)
  Inventory                                             (708,078)         61,212
  Prepaid expenses                                       (32,672)        (17,331)
  Other current assets                                   (19,193)              -
  Deposits and other assets                               (5,973)              -
  Deferred loan costs                                      5,333         (21,500)
  Accounts payable and accrued expenses                  523,657        (584,194)
                                                   -------------   -------------

    Net cash provided from (used for) operations         292,208        (610,288)
                                                   -------------   -------------

Net cash used in investing activities:
  Proceeds from sale of equipment                              -          50,260
  Purchase of equipment                                 (132,594)        (19,018)
                                                   -------------   -------------

    Net cash used for investing activities              (132,594)         31,242
                                                   -------------   -------------

Cash flows from (used in) financing activities:
  Repayments of stockholder loans                        (87,507)        (63,139)
  Purchase and retirement of treasury stock              (24,250)              -
  Proceeds from line of credit                           333,221         727,349
  Payments of long term debt and leases                  (83,305)        (61,402)
                                                   -------------   -------------

    Net cash provided by financing activities            138,159         602,808
                                                   -------------   -------------

Net increase in cash and cash equivalents                297,773          23,762

Cash and cash equivalents, beginning of period             2,012          17,393
                                                   -------------   -------------

Cash and cash equivalents, end of period           $     299,785   $      41,155
                                                   =============   =============

Supplemental disclosure:
  Interest paid                                    $     131,656   $     102,258
                                                   =============   =============

  Assets acquired with debt                        $      40,000  $       47,857
                                                   =============   =============




  The accompanying notes are an integral part of these financial statements

                    LITEGLOW INDUSTRIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002



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

The balance sheet as of September 30, 2002, the statements of operation and cash flows for the three and nine months ended September 30, 2002, and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002, and for all periods presented, have been made.

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

                    LITEGLOW INDUSTRIES, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 2002


PART I - FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the three and nine months ended September 30, 2002, and 2001, respectively.

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

                    LITEGLOW INDUSTRIES, INC.
                           FORM 10-QSB
                        SEPTEMBER 30, 2002

Results of Operations

Three and Nine Months Ended September 30, 2002 and 2001

Net sales for the quarter ended September 30, 2002 were $2,980,577 compared to net sales of $1,888,325 for the quarter ended September 30, 2001. The increase in sales of $1,092,252 was primarily the result of the sales to three major retailers noted below. For these same periods, cost of sales was $1,659,666 compared to $960,106 for 2002 and 2001, respectively. The gross profit for the quarter ended September 30, 2002 and 2001 was $1,320,911 and $928,219, respectively. The Company's selling, general and administrative expenses increased to $873,240 from $677,694, respectively. The increase in selling, general and administrative expenses is primarily a result of expansion of facilities, hiring of additional personnel and increased trade show promotions. The Company had income from operations of $447,671 compared to $250,525 for the quarter ended September 30, 2002 and 2001 respectively.

Net sales for the nine months ended September 30, 2002 were $9,540,447 compared to net sales of $4,042,047 for the nine months ended September 30, 2001. The increase in sales of $5,498,400 was primarily the result of increased sales totaling approximately $3.3 million to three major retailers. The remaining increase is a result of increased sales to new and existing customers. For these same periods, costs of sales were $5,238,486 compared to $1,883,738 for 2002 and 2001, respectively. The gross profit for the nine months ended September 30, 2002 and 2001 was $4,301,961 and $2,158,309,
respectively. The Company's selling, general and administrative expenses increased to $2,878,130 from $1,875,346 for the nine months ended September 30, 2002 and 2001, respectively. The increase in selling, general and administrative expenses is primarily a result of expansion of facilities, hiring of additional personnel and increase in trade show promotions. The Company had income from operations of $1,423,831 for the nine months ended September 30, 2002 compared to $282,963 for the nine months ended September 30, 2001.

The Company increased its inventory during the first nine months of 2002 by $708,078 compared to a decrease of $61,211 for the same period of 2001. The Company is making efforts to better anticipate inventory needs.

No income tax expense or benefit is recorded in the nine months, and three months ended September 30, 2002 and 2001 as the Company will utilize its net operating loss carryforward to offset the current tax expense.


Liquidity and Capital Resources

Total current assets increased to $4,319,901 at September 30, 2002 compared to $1,592,781 at September 30, 2001 primarily as a result of increasing its accounts receivable and inventory levels. The Company's total assets increased to $4,899,417 at September 30, 2002 compared to $2,034,833 at September 30, 2001 primarily as a result of increasing its current assets described above and due to the purchase of fixed assets.

                     LITEGLOW INDUSTRIES, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 2002


Liquidity and Capital Resources (continued)

The Company's accounts payable and accrued expenses increased to $1,364,673 at September 30, 2002 compared to $381,508 at
September 30, 2001, however loans payable to shareholders decreased to $68,262 at September 30, 2002 compared to $137,775 at September 30, 2001 primarily due to the Company's increased purchasing due to higher sales volume and improved cash flow enabling the Company to rely less on shareholder loans. The Company's total current liabilities increased to $3,269,425 at September 30, 2002 from $1,683,487 at September 30, 2001 primarily due to the increased sales volume, which increased the amounts carried in trade payables and other short-term borrowings.

The Company's net cash provided by operations was $292,208 for the nine months ended September 30, 2002 compared to net cash used by operations of ($610,288) for the nine months ended
September 30, 2001.

The Company believes that its current available cash position, coupled with its line of credit will be sufficient to meet its cash needs.

                    LITEGLOW INDUSTRIES, INC.
                            FORM 10-Q
                       SEPTEMBER 30, 2002


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

The Company is a party to the following legal proceeding.

In July 2002, the Company filed suit in the Circuit Court in and for Seminole County, Florida against Keith Kowatch, Judith Kowatch and JDT Services Group, Inc. d/b/a/ Streetgear and/or Boulevard Neon (the "Defendants") alleging that the Kowatches breached the non-competition provisions of their respective employment agreements with the Company. The litigation stemmed from the Company's purchase of the assets of KJK Marketing, Inc. in October, 1997. In September 2002, the Defendants stipulated to the entry of a final judgment (inclusive of attorneys fees and costs), injunction extending the non-compete term, and settlement of remaining issues in favor of the Company.

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

         None

Item 5 - Other information
         -----------------

         None


Item 6 - Exhibits and reports on Form 8-K
         --------------------------------

         (a)  99.1  Certification Pursuant to 18 U.S.C. Section 1350 as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Spencer Krumholz)

              99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael Krumholz)

          b) There were no reports filed on Form 8-K during the quarter ended September 30, 2002.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LITEGLOW INDUSTRIES, INC.
                                    Registrant


Date:  October 31, 2002             /s/ Spencer Krumholz
                                    -------------------------------------
                                    Spencer Krumholz,
                                    Chief Executive Officer

                          CERTIFICATIONS



I, Spencer Krumholz, certify that:

1.	I have received this quarterly report on Form 10-QSB of Liteglow
Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of Liteglow Industries, Inc. as of, and for, the periods presented in this quarterly report.

Date:  October 31, 2002



/s/  Spencer Krumholz
-----------------------------------------
Spencer Krumholz, Chief Executive Officer






I, Michael Krumholz, certify  that:

1.	I have received this quarterly report on Form 10-QSB of Liteglow
Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of Liteglow Industries, Inc. as of, and for, the periods presented in this quarterly report.

Date:  October 31, 2002


/s/  Michael Krumholz,
----------------------------------------
Michael Krumholz, President