Form 10KSB
period 2002-12-31
LITEGLOW INDUSTRIES INC
filed 2003-03-17
CIK 1022494

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 7, 2003, there were 3,780,082 shares of the Registrant's Common Stock issued and outstanding.

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

CERTIFICATIONS

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

     The Company
     -----------

     The Company's existing business was established by its founder, Spencer Krumholz, upon the incorporation of Liteglow Florida on August
8, 1994. With his wife, Arlene Krumholz, Mr. Krumholz, organized that corporation to design, manufacture and market, under the Liteglow trademark and other trademarks and trade names, a diverse line of automotive aftermarket accessories and specialty products. Liteglow Florida's business initially focused on developing a line of automotive accessories designed to enhance vehicle appearance, including neon license plate frames and neon under-car lighting lights, all of which operate on the 12-volt electrical system common in automobiles. Since the 1996 merger between Liteglow Florida and the Company, the Company has expanded its product offerings to include automotive products such as driving and fog lights, which both improve vehicle operation, as well as decorative accessories such as L.E.D. Side Marker Lights, Neon License Plate Frames, and Windshield Washer L.E.D.'s.

     The Company's neon under-car light products and neon light rod products, both of which are described under the caption "Products" below, account for approximately thirty percent (30%) and fifteen percent (15%), respectively, of the Company's product sales in 2002. No other product line is anticipated to account for more than five percent (5%) of the Company's 2002 revenues. As the Company continuously develops new products and consumer tastes change, its revenues from a particular product line can be expected to change.

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

     Market Overview
     ---------------

     The Company's business strategy is to direct its sales and marketing efforts to outlets that cater to the niche market of automotive and electronic enthusiasts purchasing automotive aftermarket accessories and specialty products. The Company believes that its products are unusual and, consequently, not sensitive to the normal discounting pressures faced by products that are more of a commodity-like nature and sold in more conventional outlets. In the year ended December 31, 2002, approximately 45% of the Company's sales were made to wholesalers and independent retailers of electronic and automotive products.
The balance of the Company's sales during that period were made to mass merchandisers and chain stores.

     The Company employs several principal marketing programs to reach its targeted outlets. These programs, which are explained below under the caption "Distribution, Sales and Marketing," include the use of independent sales representatives nationally, a significant presence at the two principal annual industry trade shows, the use of its internal telemarketing department, and advertising in magazines and trade publications.

     Business Strategy
     -----------------

     The business objective of the Company is to establish itself as the largest specialty distributor of 12-volt electronic auto accessories and to expand its position in the automotive aftermarket products market by introducing new products and expanding its presence in all channels of distribution. The Company plans to achieve its business objective by continuing to actively research and identify new and innovative products that it believes will provide attractive profit margins, promoting brand name recognition and maintaining a strong commitment to customer service. The Company's strategy to achieve this objective includes the following key elements:

     Innovative Products. The Company intends to focus its efforts on developing lines of accessory and specialty, rather than replacement, aftermarket products, and to differentiate its product offerings by manufacturing or acquiring products incorporating the latest technology, innovative designs, and advanced components. For example, the Company's Neon Under-Car Lighting Kits incorporate innovative electronic components and high impact glass of a standard that is higher than the industry norm.

     Quality Control and Brand Name Recognition. The Company is committed to providing high quality products. The Company closely monitors the manufacturing process of its suppliers and tests its products in order to assure quality and reliability, which the Company believes are critical elements for success in the automotive aftermarket products market. Historically, the Company's rate of return for defective products averages only approximately two to two and one-half percent of sales. The Company has engaged persons in China to perform quality control inspections at manufacturing sites. The Company believes that by consistently offering high-quality products it will continue to build brand name recognition and loyalty. Brand name recognition is important because, among other things, brand name products often command premium prices but can be produced at relatively low cost, resulting in higher margins.

     Commitment to Multiple Product Categories. The Company is committed to consistently offering products in multiple categories in order to enhance loyalty among its customers and brand name recognition. In addition, the Company believes that by diversifying its product offerings, it will be better able to respond more effectively to changes in consumer needs. The Company intends to increase its product offerings by entering into distribution agreements with manufacturers of products that meet the Company's criteria. In addition, the Company intends to identify and acquire single proprietary products and other manufacturers with promising product lines that lack sufficient resources or know-how to effectively market their products.

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

     Neon Under-Car Lighting Kits: These kits contain two or four 25mm
     ----------------------------
neon hi-impact neon light tubes. The two-tube kit contains two three-foot tubes and the four-tube kit contains two three-foot and two four-foot tubes. The lights are available in eight brilliant colors and can be attached to spring loaded mounting brackets installed on the sides, front and back of a vehicle. The top surface of the tubes has chrome reflective foil for maximum lighting effect. The tubes are factory pre-wired for extra safety and simplified installation.

     Neon Lite Rods: The neon light rods are suitable for exterior and
     --------------
interior use on all vehicles, as well as boats. The light rods can be purchased in six sizes: the 3 inch, 6 inch , 9 inch and the WARP-8 (eight-inch tubes), the WARP-15 (fifteen-inch tubes), and the WARP-24 (twenty-four inch tubes). Each light rod kit contains wire, one switch, one in-line fuse and built in electronic transformer plus hardware. All WARP neon light rods are available in six bright neon colors.

     Neon Shift Knobs:  The Mood Glow neon shift knobs feature a 3-way
     ----------------
switch, which turns the lighted knob on or off or causes it to flash. The shift knobs fit most standard shift vehicles, are easily installed and are available in six bright neon colors.

     Neon License Plate Frames: The neon license plate frames are made
     -------------------------
from high impact optical acrylic and have a 12-volt built-in transformer. The kits contain mounting hardware, instructions and a reversible frame for light diffusion. The neon license plate frames are available in eight bright neon colors.

     Strobe Lights:  The Company's strobe lights can be used on all
     -------------
vehicles, including boats, snowmobiles and all-terrain vehicles. The strobe lights produce an intense flash twice per second making them an excellent emergency, safety light and back-up warning light. They also enhance alarm systems and can give dramatic under-car lighting effects. The strobe lights are available in five bright colors.

     Mini-Beam Fog Light Kits:  These kits consist of two fog lights that
     ------------------------
feature a hi-tech, unique ion-coated lens, an 50-watt halogen bulb, a compact aluminum housing, and plug-in connectors with relay, and are SAE, DOT and E-Mark approved. The glare free convex lens system creates a flat beam for excellent road illumination in inclement weather. Their lights are offered in a blue or yellow tint.

     Mini-Beam Driving Light Kits: These kits consist of two driving
     ----------------------------
lights that feature a hi-tech ion-coated lens, an 85-watt halogen bulb, a compact, composite housing, and plug-in connectors with relay, and are SAE, DOT and E-Mark approved. The ion-coated lens increases the effectiveness of the light source. The lights are easily installed and fit most cars, trucks and off-road vehicles. The lights are offered in a blue or yellow tint.

     Neon Speaker Ring Kits: The Company manufactures 10-inch and 12-inch
     ----------------------
neon speaker ring kits. Each kit contains two speaker rings with built-in light dancer and a supersensitive switch unit which allows neon to dance to music. The speaker rings come in four colors.

     Light Dancer Music Interface: This product allows any 12-volt neon
     ----------------------------
accessory to dance to music. This kit can be installed with any under car kit, neon tube, speaker ring assembly, antenna rod, neon shift knob, or other neon accessory.

     Black Light: The Company manufactures a 12-volt DC black light, in
     -----------
5 sizes, which enhances the intensity of colors by making them appear to glow in the dark. The kit consists of an 15-inch black light, switch, online fuse, and accessory wire and hardware.

     Standard Underbody Kit: The Company's Low Glow subsidiary
     ----------------------
manufactures a standard underbody kit in thirteen vibrant colors. Each kit contains two 48-inch tubes, two 32-inch tubes, mounting hardware, heavy duty on/off switch and an efficient power supply, and is all American made.

     Radicolor Underbody Kit:  Low Glow's radicolor underbody kit is 100%
     -----------------------
American made and combines two or more colors in the same neon tube. The kit consists of two 48-inch tubes, two 42-inch tubes, mounting hardware, heavy duty on/off switch, and an American made power supply (transformer). It is presently the only multi-color neon underbody kit on the market.

     Street Racer Racing Seats: Street Racer offers top quality
     -------------------------
adjustable racing seats. These seats are available in 4 color combos and left and right side configurations. Each seat is constructed from heavy duty Nylon mesh fabric that is wear, fade and stain resistant. These seats have a universal mounting pattern and universal mounting brackets are available.

     Street Racer Aero Wings (Rear Wing Spoilers):  Street Racer offers
     --------------------------------------------
top quality adjustable Aero wings. These wings offer extreme style and control. Street Racer Wings are designed for today's imports and domestic applications. Each wing is paintable and available chrome accessories make it easy to customize.

     Neon Wires: Neon Wires add light to places where standard neon
     ----------
proves impractical. Perfect for small places and open areas.

     Pedal Pad Covers: These slip on pedal pad covers incorporate the
     ----------------
latest in EL lighting technology. Each pedal has an inlayed layer of El material powered buy a small transformer. El Pedals are available in 6 colors and 2 styles (manual or automatic).

     Management believes it understands the needs and preferences of consumers based on a combination of its own extensive experience and the continual input it receives from wholesales, retailers, auto enthusiasts and others regarding new products or improvements to existing products. The Company remains in close contact with its wholesalers, retailers, and consumers through participation in industry trade shows and other events in order to anticipate new trends and introduce innovative accessories in advance of its competitors. As a result, the Company believes it is well positioned to introduce new products that are responsive to the needs of its customers and ultimate consumers.

     Distribution, Sales and Marketing
     ---------------------------------

     Management is responsible for approximately 80% of the Company's sales revenues. In addition to the marketing and sales efforts of management, the Company currently markets and sells its products directly through independent sales representatives, who account for about 15% of sales revenues, leaving 5% of sales attributable to internet marketing. As of December 31, 2002, the Company employed sixteen (16) sales representative agencies who employ in the aggregate approximately seventy
(70) individual independent sales representatives. The sales representatives generally sell to customers on a non-exclusive territorial basis. They are paid monthly commissions averaging approximately 5% of all orders shipped to their accounts and are free to market products other than the Company's. All orders for the Company's products are processed and filled at the Company's executive offices and warehouse located at 2301 N.W. 33rd Court, Pompano Beach, Florida. Although management believes that the use of independent sales representatives is an effective method to market its products, the Company has developed its own in-house telemarketing staff to augment the marketing efforts of the independent sales representatives.

     All aspects of the Company's product development and advertising program are done in house. The Company's products are sold in distinctive, full-color, bilingual clam-shell packaging designed to build brand name recognition and to easily identify the product as being supplied by the Company, regardless of the manufacturing source.

     The Company engages in direct consumer advertising and sells its products through major retailers such as Target, AutoZone, Meijer's, O'Reilly Auto Parts, Pep Boys, Advance Auto, Boater's World, Spencer's Gifts, Fry's Electronics, Car Toys, J. C. Whitney Company, and Joe Amato's Keystone Automotive Warehouse. (See Notes to Financial Statements at Note 12). The Company has export customers in Europe, Canada, South America, and the Pacific Rim. The Company intends to seek sales agreements with other major retailers in order to increase its product distribution and sales.

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

     The Company's products are manufactured according to management's projections of product sales based on recent sales results, current economic conditions, and prior experience with manufacturing sources.
In order to be able to quickly fill orders from customers, the Company must maintain significant inventories. The average lead time from the commitment to the purchase of products through production and shipment ranges from approximately 30 to 45 days. The Company acquires its products on a purchase order basis. As is common in the industry, the Company experiences short-term inventory shortages with respect to a limited number of products. However, management believes that inadequate working capital and financing lines of credit, rather than manufacturing difficulties, have been the primary cause for any inventory shortages. The Company has generally experienced no material difficulties in obtaining adequate quantities of most products from its manufacturers.

     Although the Company has an excellent relationship with its manufacturers, consistent with the general practice in the industry, the Company has no long-term contracts with these manufacturers. The Company's suppliers require payment of the purchase price by wire transfer upon shipment. None of the Company's suppliers requires letter of credit financing. The Company believes that it could arrange for alterative suppliers within a reasonable time period on terms that would not be materially different from those currently available to the Company.

     The Company currently has a $3,000,000 line of credit from Capital Tempfunds, Inc., Charlotte, North Carolina. The line of credit bears interest at the rate of prime plus 2.75% and is secured by the Company's inventory and receivables. Additionally, the line of credit is personally guaranteed by Spencer Krumholz, the Company's Chairman, CEO, and controlling shareholder. The Company used the proceeds of this line of credit to fully satisfy the Colonial First Bank line of credit and, on a going forward basis, to finance purchases of products from its suppliers. The Company expects that upon the expiration of its line of credit, the line of credit will be competitively shopped with other lenders.

     As a substantial portion of the Company's products are manufactured in the Far East, the availability and cost of products manufactured could be adversely affected if political or economic conditions in this region were to deteriorate. The cost of the Company's products could also be affected by the tariff structure imposed on imports or other trade policies of the United States or other governments, which could adversely affect the Company. (See Regulation). The prices for products purchased by the Company are stated in United States dollars at the time orders are placed. As a result, the Company does not bear the risk of fluctuations in currency rates between the time its products are ordered and the time they are shipped.

     Competition
     -----------

     The automotive aftermarket industry is highly fragmented and competitive. Key competitive factors in the automotive aftermarket include the ability to promptly fill orders from inventory, the range of unique products offered, and the speed and cost of product delivery. The Company intends to compete on these bases, as well as on the bases of product quality and brand name recognition. The Company competes with companies involved in the manufacture, assembly, and distribution of aftermarket automotive products, some of which companies are substantially larger and have significantly greater resources than those of the Company. The cost of entry into the niche occupied by the Company today is rather substantial, including start-up costs and tooling. In addition, many of the products that the Company offers are purchased on an exclusive basis from outside vendors. However, these exclusive vendor agreements are oral rather than written, and the Company does not believe that they are enforceable.

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

     Trademarks
     ----------

     In the course of its business, the Company employs, and intends to increase the usage of, various trademarks, trade names and service marks, including its logo, in the packaging and advertising of its products.
The Company believes that the use of service marks, trademarks, and trade names are of considerable value and importance to its business, and intends to continue to protect and promote its marks as appropriate. The Company's Liteglow[R] Low Glow[R], and Street Race[TM] trademarks are registered with the United States Patent and Trademark Office. The Company believes that its trademarks and the associated recognition, reputation, and customer loyalty will contribute to the success of the Company's business.

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

     Occasionally the Company had been made aware by a consumer that a state or local motor vehicle law has been interpreted and enforced to restrict or prohibit the use of a specialty light installed in a particular vehicle. In virtually all states, however, the installation of specialty lights on vehicles is not prohibited. The Company believes that the only states placing restriction on the use of specialty lights are Virginia, which restricts lights mounted on the front and rear of vehicles and Michigan, which restricts lights mounted on vehicle undercarriages. The Company does not believe these restrictions have any material impact on sales.

     Employees
     ---------

     As of December 31, 2002, the Company employed thirty-four (34) persons, all of whom are based at the Company's headquarters in Pompano Beach, Florida. The Company's employees are not represented by a union, and the Company believes that its relations with its employees are good.


ITEM 2.   DESCRIPTION OF PROPERTY
          -----------------------

     The Company leases approximately 32,920 square feet of office and warehouse space within a 500,000 square foot industrial park located at 2301 N.W. 33rd Court, Pompano Beach, Florida 33069. The facility is adequately insured and provides space sufficient to sustain company growth in the future.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     The Company is a party to the following legal proceedings.

     Theory3, Inc. v. Liteglow Industries, Inc. (United States District
     ------------------------------------------
Court, Southern District of Florida, Case No. 02-80995-CIV-
MIDDLEBROOKS/JOHNSON)

     In October 2002, Theory3, Inc. sued Liteglow Industries, Inc., and Meijer, Inc., a customer of the Company, for patent infringement in the U.S. District Court for the Southern District of Florida. The Company filed a counterclaim against Theory3, Inc. The claims arise out of Theory3's allegations that the Company infringes Theory3's U.S. Patent for a tire valve light that is motion-activated. The Company is defending the action on the bases that Theory3's patent is invalid and that the Company's product does not infringe Theory3's patent. The claims are currently pending and are scheduled to be adjudicated beginning as early
as June 2, 2003.   We are unable to express an opinion regarding the
outcome of the this litigation or as to any loss or range of loss to the Company in the event that a favorable or unfavorable outcome results.

     The Company is a party to routine litigation incidental to its business from time-to-time.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          -------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2002.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol LTGL.

     The following bid quotations have been reported for the period which began January 1, 2001, and ended December 31, 2002.

Period                                        High      Low
------                                        ----      ---

2001:
----
First Quarter - March 31, 2001                .0625     .0625
Second Quarter - June 30, 2001                .06       .06
Third Quarter - September 30, 2001            .07       .07
Fourth Quarter - December 31, 2001            .17       .16

2002:
----
First Quarter - March 31, 2002                .21       .09
Second Quarter - June 30, 2002                .49       .12
Third Quarter - September 30, 2002            .94       .20
Fourth Quarter - December 31, 2002           1.38       .52

2003:
----
First Quarter (thru March 7, 2003)            .88       .59

    Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

     The Company has been advised that approximately seventeen (17) member firms of the NASD are currently acting as market makers for the common stock.

     As of March 07, 2003, there were approximately 1,830 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

     As of March 07, 2003, there were 3,780,082 shares of common stock issued and outstanding. Of those shares, 286,165 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of these restricted securities, 169,587 shares held by affiliates may be sold pursuant to a registration statement or pursuant to Rule 144.

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

Years Ended December 31, 2002 and 2001

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in the Report on Form 10-KSB.

Results of Operations
---------------------

     Sales and Cost of Sales

     Net sales for the year ended December 31, 2002 increased to $11,775,594 compared to $6,581,321 for the year ended December 31, 2001. The increased revenues for the year ended December 31, 2002 was attributed primarily to obtaining new customers that have multiple store locations and consequently order significantly more quantities.
Accordingly, with the increase in sales, the gross profit increased from

$3,358,665 for the year ended December 31, 2001 to $5,349,340 for the year ended December 31, 2002. The gross profit percentage decreased in 2002 to 45% from 51% in 2001 primarily due to doing business with major retailers where items are sold at lower margins and returns and allowances average at higher rates than its other customers.

     General and administrative expenses

     The Company's selling, general and administrative expenses increased from $2,933,002 to $4,133,885 for the years ended December 31, 2001 and 2002, respectively. Trade shows costs $215,141 in 2002 compared to $101,748 in 2001. Shipping expenses, net of reimbursed expenses were $458,673 in 2002 compared to $223,792 in 2001. Insurance costs increased to $202,841 in 2002 compared to $130,914 in 2001. Salaries and wages paid to employees excluding factory payroll and amounts paid to the Company's chairman and CEO increased to $636,819 compared to $342,153 in 2001. Salaries and wages paid to the Company's chairman and CEO increased to $497,308 in 2002 from $319,100 in 2001.

     Income from operations

     Operating income for the year ended December 31, 2002 was $1,215,455 compared to $425,663 as a result of the increased sales, and the Company's ability to control its selling, general and administrative expenses. Net income for the year ended December 31, 2002 was $1,004,287 compared to $413,794 for the year ended December 31, 2001. The increased net income is a result of the items discussed above.

Liquidity and Capital Resources
-------------------------------

     Total current assets increased to $3,652,829 at December 31, 2002, from $2,406,316 at December 31, 2001, primarily as a result of increasing its inventory and having increased accounts receivable. The Company's total assets increased to $4,238,270 at December 31, 2002 from $2,871,006 at December 31, 2001, primarily as a result of increased current assets.

     The Company's accounts payable increased to $1,058,627 at December 31, 2002 from $622,911 at December 31, 2001, substantially as a result of the Company's need at maintaining certain inventory levels. The line of credit increased to $1,456,805 at December 31, 2002 from $1,451,162 at December 31, 2001. Total current liabilities increased to $2,868,417 at December 31, 2002 compared to $2,455,999 at December 31, 2001, primarily due to the change in accounts payable.

     The Company had net cash provided by operations of $434,071 compared to $900,082 used for operations for the years ended December 31, 2002 and

2001, respectively. The Company had net cash used in investing activities for the years ended December 31, 2002 and 2001 of $197,032 and $7,113, respectively. The increase was due primarily to the Company relocating its manufacturing facility to its main offices which required that the Company purchase equipment. The Company had net cash used in financing activities of $150,373 compared to $891,814 provided by financing activities for the years ended December 31, 2002 and 2001 respectively. The decrease in financing activities is primarily the result of the Company maintaining its line of credit in 2002 compared to increasing its line of credit by approximately $1,050,000 in 2001.
The Company is current seeking to modify its loan facility with a different lender with terms more favorable to the Company.

     In March 2002, the Company relocated its manufacturing facility to its main offices in order to more closely control manufacturing costs and to increase productivity. As a result, Avi Avram was hired as Vice President of Manufacturing.

     The Company believes that its results will continue to be subject to: prevailing economic conditions over which it has no control; competition; and the quality of its relationships with its suppliers and customers. The Company anticipates that it will be able to compete effectively in the automotive accessories market through the merchandising and improvement of its existing products and the development of new products. The Company continues to develop new manufacturing sources to improve the quality and cost of its products.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------------------------------

   No change or disagreement with accountants took place with respect to the preparation of the Company's financial statements for the two (2) most recent fiscal years contained in this report, namely the fiscal years ended December 31, 2002 and 2001.


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

Name                Age       Position
----                ---       --------
Spencer Krumholz    58        Chairman of the Board and
                              Chief Executive Officer

Michael Krumholz    30        President

Arlene Krumholz     56        Vice President and Secretary

Avi Avram           48        Vice President of Manufacturing


     Spencer Krumholz has been Chairman and Chief Executive Officer of
     ----------------
the Company and its predecessor since 1994. Mr. Krumholz founded K&S Speed Shop, which sold high performance and specialty automotive parts, in Long Island, New York, in 1961 and was its president from that time until 1972. In 1973, he founded Specialty Representatives, Inc., a sales representative agency which marketed and sold basic automotive accessories to major chains. Mr. Krumholz founded Tech Guard Industries, Ltd., in 1984 to market and sell a two-wire remote car alarm system, and served as the president of that company until 1990. In June 1991, Mr. Krumholz founded Koolglow Industries, Inc., to market and sell neon license plate frames. In December 1992, Mr. Krumholz sold Koolglow Industries, Inc., to Bluechip Computerware, a NASDAQ company.

     Michael Krumholz joined the Company in 1997 as Vice President of
     ----------------
Sales and Marketing upon graduation from college. Since 2000, Mr. Krumholz has served as President of the Company. He has a Masters Degree in sports marketing from the University of Miami. Mr. Krumholz works with and trains the Company's sales representatives.

     Arlene Krumholz has been an officer and director of the Company and
     ---------------
its predecessor, Liteglow Industries, Inc., a Florida corporation, since
1994.

     Avi Avram joined the Company in March 2002 as Vice President of
     ---------
Manufacturing. Prior to joining the Company, from 1989 to 2002, Mr. Avram was the sole shareholder and President of Neon Place, Inc., a manufacturer of neon signs. Mr. Amram earned his high school diploma in Israel in 1982, and was certified and worked as an emergency medical technician in Israel from 1977 to 1985. Mr. Avram served in the Israeli army from 1974 to 1977 attaining the rank of sergeant.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, the Company believes that all directors, officers and beneficial owners of more than 5% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year with the exception of Spencer Krumholz, a director and executive officer of the Company.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following tables and notes present for the three years ended December 31, 2002, the compensation paid by the Company to the Company's chief executive officer. No other executive officer of the Company received compensation which exceeded $100,000 during any of the three years ended December 31, 2002.


                    SUMMARY COMPENSATION TABLE
                    --------------------------

                                  Annual Compensation                           Long Term Compensation
                         --------------------------------------       ---------------------------------------------------
                                                                                 Awards                  Payments
                                                                      ---------------------------   ---------------------
                                                                       Restricted Securities
Name of Individual                                     Other Annual      Stock       Underlying/    LTIP     All Other
and Principal Position   Year   Salary      Bonus      Compensation(1)   Award(s)    Options/SARs   Payouts  Compensation
----------------------   ----   ------     -----       ---------------   --------    ------------   -------  ------------

Spencer Krumholz         2002   $205,000   $292,308          -0-           -0-           -0-          -0-         -0-
  Chairman & CEO         2001   $156,000   $163,100          -0-           -0-           -0-          -0-         -0-
                         2000   $140,000      -0-            -0-           -0-           -0-          -0-         -0-
Michael  Krumholz
  President              2002   $154,459   $  6,783          -0-           -0-           -0-          -0-         -0-
                         2001   $104,500      -0-            -0-           -0-           -0-          -0-         -0-
                         2000   $  -0-        -0-            -0-           -0-           -0-          -0-         -0-

--------------------



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

     The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors of the Company,
(ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of December 31, 2002. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Name and Address of             Number of Shares            Percentage
Beneficial Owner                of Beneficially Owned    Ownership of Class (5)
-------------------             ---------------------    ------------------

Spencer Krumholz(1)(2)(3)              5,088,088               58.0%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

Arlene Krumholz(1)(3)                        290                 .0%
2301 NW 33rd Court #104
Pompano Beach, FL 33069

Michael Krumholz(1)(4)                     1,667                 .0%
2301 NW 33rd Court #104
Pompano Beach, FL 33069


Avi Avram(1)                               -0-                  -0-
2301 NW 33rd Court #104
Pompano Beach, FL 33069

All Executive Officers                 5,090,045               58.0%
and Directors as a group
(3 persons)(2)
----------------------------

(1)    Officer and/or Director.
(2) Pursuant to Rule 13d-3, includes 5,000,000 shares of Common Stock into which Mr. Krumholz's 1,000,000 shares of Preferred Stock are convertible, 87,900 shares held in street name and 188 shares held in Mr. Krumholz's IRA account.
(3) Spencer Krumholz and Arlene Krumholz are husband and wife. Mrs. Krumholz disclaims beneficial ownership of her husband's shares of both Common and Preferred Stock.
(4)    Michael Krumholz is the son of Spencer and Arlene Krumholz.
(5) Percentage of ownership of class calculated assuming fully conversion of 1,000,000 shares of preferred stock owned by Spencer Krumholz.
-----------------------------

       The Company has authorized, issued and outstanding 1,000,000 shares of preferred stock, all of which are designated Series A Convertible Preferred Stock and are owned of record and beneficially by Spencer Krumholz.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

       In March 2001, Spencer Krumholz, Chairman and CEO of the Company, personally guaranteed the Company's $2,000,000 revolving line of credit with Capital Tempfunds, Inc. which line of credit was increased to $3,000,000 in 2002, and continues to guaranty the Company's line of credit.

       In October 2001 and April 2002, the Company purchased in the open market 344,872 and 150,000 shares of the Company's common stock for $33,673 and $24,500, respectively.


                             PART III


ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K
            --------------------------------------

(a)    Exhibits

Exhibit No.      Description
-----------      -----------

2.1              Plan and Agreement of Merger*
3.1              Articles of Incorporation, as amended*

3.2              By-Laws*
4.1              Form of common stock certificate*
4.2              Form of preferred stock certificate*
10.1 Merger Agreement and Plan of Reorganization dated October 10, 1997, by and among KJK Marketing, Inc., Liteglow Industries, Inc., Liteglow Acquisition Corp., and Keith and Judith Kowatch (without exhibits)*
10.2 Asset Purchase Agreement dated September 15, 1998, by and between Ronald Basoff individually and d/b/a B&B Associates, and Liteglow Industries of California, Inc. (without exhibits)*
10.3 Business Consulting Agreement dated November 11, 1999, between Xcel Associates, Inc., and Liteglow Industries, Inc.*
10.4             Avi Avram Employment Contract***
18               Letter of No Disagreement from Daszkal, Bolton, Manela,
                 Devlin & Co.**

*   Included in Form 10-SB filed August 19, 1999.
**  Included in Form 10-KSB filed for the period ended 12/31/00.
*** Included in Form 10-KSB filed for the period ended 12/31/01.


(b) During the quarter ended December 31, 2002, and through the date of the filing of this Form 10-KSB, the Company filed no reports on Form 8-K.


ITEM 14. CONTROL AND PROCEDURES
         ----------------------

       (a)  Evaluation of Disclosure Controls and Procedures.
            ------------------------------------------------

       Within the 90 days prior to the date of this report, Liteglow Industries, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, President and Secretary/Treasury, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Secretary/Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

       (b)  Changes in Internal Controls
            ----------------------------

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                            SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LITEGLOW INDUSTRIES, INC.


Dated: March 13, 2003        By:/s/ Spencer Krumholz
                                --------------------------------
                                Spencer Krumholz
                                Chairman & CEO


Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

       Signature                Title                 Date


/s/ Spencer Krumholz            Chairman of the       March 13, 2003
----------------------------    Board, Chief
Spencer Krumholz                Executive Officer
                                and Director


/s/ Michael Krumholz            President and         March 13, 2003
----------------------------    Director
Michael Krumholz


/s/ Arlene Krumholz             Vice President,       March 13, 2003
----------------------------    Secretary and
Arlene Krumholz                 Director

          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

       In connection with the accompanying Annual Report on Form 10-KSB of Liteglow Industries, Inc. for the period ended December 31, 2002, Spencer Krumholz, Chief Executive Officer and Michael Krumholz, President of Liteglow Industries, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

       (1) Such Annual Report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

       (2) The information contained in such Annual Report on Form 10-KSB for the period ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Liteglow Industries, Inc.

                                LITEGLOW INDUSTRIES, INC.


Dated: March 13, 2003           By:/s/ Spencer Krumholz
                                   ----------------------------------
                                   Spencer Krumholz
                                   Chief Executive Officer


Dated: March 13, 2003           By:/s/ Michael Krumholz
                                   ----------------------------------
                                   Michael Krumholz, President

                          CERTIFICATIONS
                          --------------

       I, Spencer Krumholz, Chief Executive Officer of Liteglow Industries, Inc., hereby certify that:

1.     I have reviewed this Annual Report on Form 10-KSB of Liteglow
       Industries, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       (c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

       i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 13, 2003        By:/s/ Spencer Krumholz
                                --------------------------------
                                Spencer Krumholz
                                Chief Executive Officer

                          CERTIFICATIONS
                          --------------

       I, Michael Krumholz, President of Liteglow Industries, Inc., hereby certify that:

1.     I have reviewed this Annual Report on Form 10-KSB of Liteglow
       Industries, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       (c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

       i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 13, 2003        By:/s/ Michael Krumholz
                                --------------------------------
                                Michael Krumholz
                                Chief Executive Officer

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

                            EXHIBITS

                               TO

                          FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                _______________________________

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               OF

                   LITEGLOW INDUSTRIES, INC.

                    INDEX TO FINANCIAL STATEMENTS



                        LITEGLOW INDUSTRIES, INC.


Independent Auditor's Report                                   F-2

Balance Sheets - December 31, 2002 and 2001                    F-3

Statements of Income - Years ended                             F-5
    December 31, 2002 and 2001

Statements of Stockholders' Equity -
    Years ended December 31, 2002 and 2001                     F-6

Statements of Cash Flows - Years ended December 31, 2002
    and 2001                                                   F-7

Notes to financial statements                                  F-8

                  INDEPENDENT AUDITOR'S REPORT


To the Shareholders and
  Board of Directors
Liteglow Industries, Inc.

We have audited the accompanying balance sheets of Liteglow Industries, Inc. as of December 31, 2002 and 2001 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liteglow Industries, Inc. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                     /s/ Margolies, Fink and Wichrowski

February 15, 2003
Pompano Beach, Florida

                    LITEGLOW INDUSTRIES, INC.
                         BALANCE SHEETS
                   DECEMBER 31, 2002 AND 2001


                        ASSETS

                                               2002             2001
                                           -------------   -------------
Current assets:
  Cash and cash equivalents                $      88,678   $       2,012
  Accounts receivable, net                     1,647,093       1,252,533
  Accounts receivable employees and other          9,855
    Inventory, net                             1,787,315       1,073,530
  Prepaid expenses                               119,888          78,241
                                           -------------   -------------
          Total current assets                 3,652,829       2,406,316
                                           -------------   -------------

Property and equipment, net                      355,529         231,649

Goodwill, net                                    175,660         175,660
Loan costs, net                                    4,167          12,000
Deposits                                          50,085          45,381
                                           -------------   -------------
                                           $   4,238,270   $   2,871,006
                                           =============   =============














                       The accompanying notes are an
             integral part of these financial statements

                      LITEGLOW INDUSTRIES, INC.
                           BALANCE SHEETS
                    DECEMBER 31, 2002 AND 2001



    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 2002             2001
                                             -------------   -------------
Current liabilities:
  Current maturities of long-term debt       $      14,756   $       9,228
  Current maturities of capital leases              25,540          31,241
  Line-of-credit                                 1,456,805       1,451,162
  Accounts payable                               1,058,627         622,911
  Accrued liabilities                              248,109         218,107
  Loans payable - stockholder                       64,580         123,350
                                             -------------   -------------
          Total current liabilities              2,868,417       2,455,999
                                             -------------   -------------

Long-tem liabilities:
  Long-term debt, less current maturities            6,756          13,512
  Capital leases payable, less current
    maturities                                      34,735          53,170
                                             -------------   -------------

          Total long-term liabilities               41,491          66,682
                                             -------------   -------------

          Total liabilities                      2,909,908       2,522,681
                                             -------------   -------------

Stockholders' equity:
 Convertible preferred stock, Series A,
  $.001 par value, authorized 1,000,000
  shares, issued and outstanding
  1,000,000 in 2002 and 2001 respectively            1,000           1,000
 Common stock $.001 par value, authorized
  10,000,000 shares, issued and outstanding
  3,780,082 in 2002 and 3,930,082 in 2001,
  respectively                                       3,780           3,930
  Additional paid-in capital                     3,356,542       3,380,642
  Retained deficit                              (2,032,960)     (3,037,247)
                                             -------------   -------------

          Total stockholders' equity             1,328,362         348,325
                                             -------------   -------------

                                             $   4,238,270   $   2,871,006
                                             =============   =============










                    The accompanying notes are an
           integral part of these financial statements

                    LITEGLOW INDUSTRIES, INC.
                      STATEMENTS OF INCOME
            YEARS ENDED DECEMBER 31, 2002 AND 2001


                                             2002           2001
                                         -----------     -----------
Revenues                                 $11,775,594     $ 6,581,321
Cost of sales                              6,426,254       3,222,656
                                         -----------     -----------

Gross profit                               5,349,340       3,358,665

Selling, general and administrative
  expenses                                 4,133,885       2,933,002
                                         -----------     -----------

Operating income                           1,215,455         425,663
                                         -----------     -----------

Other income (expenses):
  Interest expense                          (174,058)       (148,897)
  Other income (expenses)                    (37,110)        137,028
                                         -----------     -----------
        Total other expenses                (211,168)        (11,869)
                                         -----------     -----------

Income before income taxes                 1,004,287         413,794

Provision for income taxes                      -               -
                                         -----------     -----------
Net income                               $ 1,004,287     $   413,794
                                         ===========     ===========

Net income per share:
  Basic:
      Net basic income per share         $       .27     $       .10
                                         -----------     -----------

  Diluted:
      Net diluted income per share       $       .11     $       .05
                                         -----------     -----------

Weighted average common shares
outstanding
   Basic                                   3,780,082       4,201,671
                                         ===========     ===========

   Diluted                                 8,780,082       9,201,671
                                         ===========     ===========







                      The accompanying notes are an
              integral part of these financial statements

                      LITEGLOW INDUSTRIES, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 2002 AND 2001




                                       Preferred    Stock        Common Stock         Additional
                                       Number of     Par       Number of      Par     paid-in       Retained
                                       Shares       Value      Shares         Value   Capital       (deficit)        Total
                                       ---------    -----      ---------    --------  ----------    ---------     -----------

Balance, December 31, 2000             1,000,000    $1,000     4,273,287    $  4,273  $3,413,872    $(3,451,041)  $   (31,896)

Purchase and cancellation
  of treasury stock                                             (344,872)       (345)    (33,328)                     (33,673)

Stock compensation                                                 1,667           2          98                          100

Net income                                     -         -             -           -           -        413,794       413,794
                                       ---------    ------     ---------    --------  ----------    -----------   -----------

Balance, December 31, 2001             1,000,000     1,000     3,930,082       3,930   3,380,642     (3,037,247)      348,325

Purchase and cancellation
  of treasury stock                                             (150,000)       (150)    (24,100)                     (24,250)

Net income                                     -         -             -           -           -      1,004,287     1,004,287
                                       ---------    ------     ---------    --------  ----------    -----------   -----------

Balance, December 31, 2002             1,000,000    $1,000     3,780,082    $  3,780  $3,356,542    $(2,032,960)  $ 1,328,362
                                       =========    ======     =========    ========  ==========    ===========   ===========






                        The accompanying notes are an
                 integral part of these financial statements

                        LITEGLOW INDUSTRIES, INC.
                         STATEMENT OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                        2002             2001
                                                     -----------     ------------
Cash flows from operating activities:
    Net income                                       $ 1,004,287     $    413,794
                                                     -----------     ------------

Adjustments to reconcile net income to net
  cash provided by (used for) operating activities:
  Depreciation and amortization                           80,784           89,538
  Non-cash compensation                                                       100
  Gain on disposal of equipment                           40,000           (3,216)
  Settlement of debt                                                      (85,000)
  Allowance for doubtful accounts                         80,022           (8,908)
  Allowance for inventory obsolescence                    20,000          (46,011)
  Reserve for returns                                    (20,502)         150,000
Changes in assets and liabilities:
  Accounts receivable                                   (484,437)        (692,637)
  Inventory                                             (733,785)        (387,715)
  Prepaid expenses and other assets                      (38,518)         (55,343)
  Accounts payable and accrued expenses                  486,220         (274,684)
                                                     -----------     ------------

Total adjustments                                       (570,216)      (1,313,876)
                                                     -----------     ------------

Net cash provided by (used for) operations               434,071         (900,082)
                                                     -----------     ------------

Cash flows used in investing activities:
  Proceeds from sale of equipment                                          54,260
  Purchase of equipment                                 (197,032)         (61,373)
                                                     -----------     ------------

    Net cash used in investing activities               (197,032)          (7,113)
                                                     -----------     ------------

Cash flows provided by (used in) financing
activities:
  Repayment of notes payable & capital leases            (72,996)         (69,908)
  Loans from stockholders                                (58,770)         (57,100)
  Proceeds from line of credit, net                        5,643        1,052,495
  Purchase of treasury stock                             (24,250)         (33,673)
                                                     -----------     ------------

    Net cash provided by (used in) financing
    activities                                          (150,373)         891,814
                                                     -----------     ------------

Net increase (decrease) in cash and cash equivalents      86,666          (15,381)

Cash and cash equivalents, beginning of period             2,012           17,393
                                                     -----------     ------------

Cash and cash equivalents, end of period             $    88,678            2,012
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

Accounts receivable

Accounts receivables are recorded net of an allowance for doubtful accounts of $100,022 and $20,000 for December 31, 2002 and 2001, respectively. The Company sells its products to a wide variety of customers and monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Inventory

Inventory primarily consists of merchandise held for sale and is stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) basis. At December 31, 2002 and 2001 a valuation allowance of $70,000 and $50,000, respectively, was included in ending inventory.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

Goodwill

Goodwill of $223,050, net of $47,390 of amortization, represents the amount by which the purchase price of businesses acquired exceeds the fair market value of their net assets under the purchase method of accounting. Goodwill has been amortized on a straight-line basis over 20 years. The Company continues to evaluate the carrying value of goodwill and other intangible assets to determine whether any impairment has occurred in the value of such assets. Impairments are recognized when the present value of the future cash flow is less than the carrying value of goodwill. Amortization expense for the years ended December 31, 2002 and 2001 was $ 0, and $11,152, respectively.

                     LITEGLOW INDUSTRIES, INC.
           NOTES TO FINANCIAL STATEMENTS (Continued)


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs are expensed when incurred. Advertising costs incurred for the years ended December 31, 2002 and 2001, were $669,590 and $178,004, respectively.

Revenue recognition

The Company recognizes income and expenses when the merchandise is shipped. At December 31, 2002 and 2001 an allowance for estimated returns and allowances was provided in the amounts of $129,498 and $150,000, respectively.

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

Net income per share

Net income per share is determined by dividing net income by the weighted average common shares outstanding. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. Convertible preferred shares outstanding are common stock equivalents and are included in the calculation of earnings per share to the extent they are dilutive using the treasury stock method.

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

Employee benefits

The Company provides their employees with a Savings Incentice Match Plan for Employees (SIMPLE PLAN). During the year ended December 31, 2002 the Company contributed $17,020 to the plan.

Recent Accounting Pronouncements

Effective, January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, ("Goodwill and Other Intangibles"). With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of the customer list is less than carrying or book value. Any impairment loss arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle.

                      LITEGLOW INDUSTRIES, INC.
              NOTES TO FINANCIAL STATEMENTS (Continued)


2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002 and 2001:

                                       2002            2001
                                   -----------     -----------

Vehicles                           $    21,658     $    21,658
Machinery and equipment                546,514         363,039
Furniture and fixtures                  16,230           5,041
Leasehold improvements                  23,051          13,052
                                   -----------     -----------
                                       607,453         402,790
Less: accumulated depreciation
  and amortization                    (251,924)       (171,141)
                                   -----------     -----------

Property and equipment, net        $   355,529     $   231,649
                                   ===========     ===========


Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $80,784 and $56,283, respectively.


3.	LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2002 and 2001:

                                           2002            2001
                                       -----------     -----------

Note payable, monthly payments of
$333, including interest at 10.9%,
due April 2002                          $        -     $     1,591

Note payable, monthly payments of
$182, including interest at 12.9%,
due May 2002                                                   882

Note payable, monthly payments of
$563, interest- free, due October
2004, secured by vehicle                    13,512          20,267

Note payable, non-interest bearing,
due February 5, 2003, for acquisition
of equipment                                 8,000
                                                 -               -
                                       -----------     -----------
                                            21,512          22,740

Less current maturities                    (14,756)         (9,228)
                                       -----------     -----------
Long-term debt, net of current
  maturities                           $     6,756     $    13,512
                                       ===========     ===========

                     LITEGLOW INDUSTRIES, INC.
              NOTES TO FINANCIAL STATEMENTS (Continued)


3.	LONG-TERM DEBT (continued)

Long-term debt maturities for the next two years are as follows:

               Years Ending
               December 31,
               ------------

                   2003              14,756
                   2004               6,756
                                  ---------
                  Total           $  21,512
                                  =========

4.	LINE-OF-CREDIT

On March 27, 2001, the Company entered into a "Revolving Loan and Security Agreement" (the "Agreement") with a lending institution. The Agreement provides for borrowings based on eligible accounts receivable and inventory of the Company, with a maximum limit of $3,000,000. The entire principal balance, and any accumulated unpaid interest under the Agreement, shall be due and payable on March 14, 2003. The Agreement is secured by substantially all of the Company's assets, and a certificate of deposit in the amount of $100,000 pledged by a shareholder. All borrowings under this revolving loan agreement bear interest at a rate equal to approximately 2.75% plus the prime interest rate. In conjunction with obtaining this loan, the Company paid off its previous line of credit totaling $398,667. On December 31, 2002 the outstanding balance on this line totaled $1,456,802.
This revolving loan has been personally guaranteed by the Company's Chairman and CEO. On January 13, 2003 the Company notified the lending institution that it will not be renewing the line of credit. The Company is currently in negotiation with another financial institution for a new line of credit.


5.	LEASES COMMITMENTS

The Company leases it corporate offices and warehouse space under long-term operating lease agreements. The rental expense amounted to $269,216 and $202,535 for the years ended December 31, 2002 and 2001, respectively.

The Company is obligated under various capital leases. The leased property under capital lease as of December 31, 2002, has a cost of $149,641 and accumulated amortization of $79,766. Amortization of the leased property is included in depreciation expense.

                     LITEGLOW INDUSTRIES, INC.
           NOTES TO FINANCIAL STATEMENTS (Continued)


5.	LEASES COMMITMENTS (continued)

Future minimum lease payments for these leases are as follows:


Years Ending                 Capital       Operating
December 31,                 Leases          Leases
------------              -----------     -----------
   2003                   $    33,383     $   305,886
   2004                        24,040         303,759
   2005                        11,526         306,362
   2006                         3,467         285,462
   2007                             -         172,506
                          -----------     -----------

Total minimum lease
  payments                     72,416     $ 1,373,975
Less amount representing                  ===========
  interest                     12,141
                          -----------

Present value of net
  minimum lease payments       60,275
Less current maturities       (25,540)
                          -----------

Long-term obligation      $    34,735
                          ===========


6.	INCOME TAXES

The provision (benefit) for income tax includes these components:

                                         2002            2001
                                     -----------     -----------

           Current                   $         -     $         -
           Deferred                            -               -
                                     -----------     -----------
                  Total              $         -     $         -
                                     ===========     ===========


A reconciliation of income tax expense at the statutory rate of the Company's actual income tax expense is shown below:

                                         2002            2001
                                     -----------     -----------

Computed at the statutory
  rate                               $   378,000     $   156,000
Increase (decrease) resulting from:
   Non-deductible expenses                 9,400          15,000
   Net operating loss carry-forward
     applied                            (387,400)       (171,000)
   Change in deferred tax asset
     valuation allowance                       -               -
                                     -----------     -----------
       Total                         $         -     $         -
                                     ===========     ===========

                     LITEGLOW INDUSTRIES, INC.
           NOTES TO FINANCIAL STATEMENTS (Continued)


6.	INCOME TAXES (continued)

The components of the deferred tax assets and liabilities were as follows:



                                         2002            2001
                                     -----------     -----------

Deferred tax assets:
   Allowance for bad debts           $    37,700     $     7,500
   Inventory allowance                    26,300          18,900
   Returns allowance                      48,700          66,500
   Net operating loss carry-forward      489,000         876,400

Deferred tax liabilities:
   Accumulated depreciation              (49,700)        (16,500)
                                     -----------     -----------

  Net deferred tax asset (liability)     552,000         952,800

   Valuation allowance                  (552,000)       (952,800)
                                     -----------     -----------
  Net deferred tax asset             $         -     $         -
                                     ===========     ===========


The Company has available net operating loss carry-forwards for federal and state income tax purposes of approximately $1,092,000 expiring in 2013.


7.	STOCKHOLDERS EQUITY

Common stock
------------

During October 2001and April 2002, the Company purchased in the open market 344,872 and 150,000 shares of its own stock for a total price of $33,673and $24,500, respectively. These shares have been retired.

Preferred stock
---------------

During December 1998, the Company created and authorized 1,000,000 shares, par value $.001 per share, Series A Convertible Preferred Stock. The preferred shares are convertible into 5,000,000 shares of common stock without the payment of additional consideration. The preferred stockholders are entitled to the number of votes equal to the number of whole shares of common stock into which the preferred shares are convertible. The holders of Preferred Stock have liquidation preference equal to $.10 per share of Preferred Stock, plus accrued and unpaid dividends, if any, and interest thereon. The Preferred Stock does not have a dividend preference.

In 1998, the Company issued at a later time the 1,000,000 shares of preferred stock to the Chairman of the Company. This transaction resulted in the Chairman obtaining voting control of the Company.

                     LITEGLOW INDUSTRIES, INC.
            NOTES TO FINANCIAL STATEMENTS (Continued)


8.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash in what it believes to be credit worthy financial institutions. The balances, at times, may exceed federally insured limits. At December 31, 2002 and 2001, the Company was within the insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes its trade accounts receivable exposure is limited.


9.	RELATED PARTY TRANSACTIONS

At December 31, 2002 and 2001, the transactions involving the stockholder/officer are summarized below:


                                                 2002            2001
                                             -----------     -----------

Beginning balances                           $   123,350     $   180,450
 (Loans from) payments to stockholder, net       (58,770)        (57,100)
                                             -----------     -----------
Ending balance                               $    64,580     $   123,350
                                             ===========     ===========


The balance in loans payable-stockholder of $64,580 represents personal credit card debt from various institutions obtained by the stockholder to fund operations during the current year.


10.	SUPPLEMENTAL CASH FLOW INFORMATION


                                                 2002            2001
                                             -----------     -----------

Cash paid during the year for:
  Interest                                   $   173,058     $   148,897
                                             -----------     -----------

Non-cash investing and financing
transactions
  Acquisition of equipment through
  issuance of debt and capital leases        $    47,632     $    60,662
                                             -----------     -----------

Issuance of common shares for services       $         -     $       100
                                             ===========     ===========


11.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material effect on its financial condition or results of operations.

                   LITEGLOW INDUSTRIES, INC.
          NOTES TO FINANCIAL STATEMENTS (Continued)


12.	ECONOMIC DEPENDENCY

Sales to two and one customer(s) exceeded 33% and 17% of the Company's total sales for the year ended December 31, 2002 and 2001 respectively. At December 31, 2002 accounts receivable from two customers totaled $1,145,240. Additionally, the Company relies on a single manufacturer located in China to produce a substantial portion of its inventory. Payments to this supplier totaled approximately $5,422,000 and $2,458,000 for the years ended December 31, 2002 and 2001, respectively. A disruption of this manufacturing relationship could materially affect the Company's business.