Form 10QSB
period 2003-03-31
LITEGLOW INDUSTRIES INC
filed 2003-05-14
CIK 1022494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE PERIOD ENDED:   MARCH 31, 2003

                   COMMISSION FILE NUMBER:000-27087


                       LITEGLOW INDUSTRIES, INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             UTAH                                          65-05164035
---------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)

      2301 N.W. 33rd Court, Unit 112, Pompano Beach, Florida 33069
---------------------------------------------------------------------------
     (Address, including zip code, of principal executive offices)


                           (954) 971-4569
---------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

---------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if
                     changed since last report)



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filings for the past 90 days.  YES [X]    NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2003, the number of the Company's shares of par value $.001 common stock outstanding was 3,780,082.

                      LITEGLOW INDUSTRIES, INC.
                            FORM 10-QSB
                          MARCH 31, 2003


                              INDEX

Part I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets - March 31, 2003 (Unaudited)

           Statements of Operations - Three months ended March 31, 2003 and 2002 (Unaudited).

           Statements of Cash Flows - Three months ended March 31, 2003 and 2002 (Unaudited).

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security-Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

                     LITEGLOW INDUSTRIES, INC.
                          BALANCE SHEET
                         MARCH 31, 2003
                          (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                        $     24,199
  Accounts receivable- trade                          1,527,382
  Due from lender                                       160,331
  Inventory                                           1,945,846
  Prepaid expenses                                      169,587
                                                   ------------
     Total current assets                             3,827,345

Property and equipment less accumulated
  depreciation                                          335,501

Goodwill, net                                           175,660
Other assets                                             59,336
                                                   ------------
                                                   $  4,397,842
                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt             $      6,756
  Current maturities of capital leases                   25,262
  Line of credit                                      1,380,132
  Loans payable stockholder                              62,895
  Accounts payable and accrued expenses               2,056,056
                                                   ------------
     Total current liabilities                        3,531,101
                                                   ------------

Long-term debt less current maturities                    5,067
Long term capital lease obligations less
  current maturities                                     29,959
                                                   ------------
                                                         35,026
                                                   ------------
Stockholders' equity:
  Convertible preferred stock Series A,
    par value $.001 issued and authorized
    1,000,000                                             1,000
  Common stock, $.001 par value; authorized
    10,000,000 shares 3,780,082 shares issued
    and outstanding                                       3,780
  Additional paid-in capital                          3,356,542
  Retained deficit                                   (2,529,607)
                                                   ------------
     Total stockholders' equity                         831,715
                                                   ------------
                                                   $  4,397,842
                                                   ============



See accompanying notes

                      LITEGLOW INDUSTRIES, INC.
                       STATEMENT OF OPERATIONS
                             (unaudited)

                                         Three Months    Three Months
                                            Ended           Ended
                                          March 31,       March 31,
                                            2003             2002
                                            ----             ----
Sales                                    $ 1,633,706     $ 2,793,675
Cost of sales                              1,070,344       1,486,952
                                         -----------     -----------
Gross profit                                 563,362       1,306,723

Selling, general and administrative
  expenses                                 1,032,083         960,206
                                         -----------     -----------

Income (loss) from operations               (468,721)        346,517
                                         -----------     -----------

Other income (expenses):
  Interest expense                           (27,926)        (39,465)
                                         -----------     -----------

      Total other income (expenses)          (27,926)        (39,465)
                                         -----------     -----------

Income (loss) before income taxes           (496,647)        307,052

Income tax expense (benefit)                       -               -
                                         -----------     -----------
      Net income (loss)                  $  (496,647)    $   307,052
                                         ===========     ===========

Net loss per common share:
  Basic:
    Net income (loss) per common share          (.13)            .08

  Diluted:
    Net income (loss) per common share          (.13)            .03

Weighted average shares outstanding
  basic                                    3,780,082       3,930,082
                                         ===========     ===========

Weighted average shares outstanding
  diluted                                  3,780,082       8,930,082
                                         ===========     ===========





                         See accompanying notes

                        LITEGLOW INDUSTRIES, INC.
                         STATEMENT OF CASH FLOWS
                               (unaudited)

                                                 Three Months    Three Months
                                                    Ended           Ended
                                                  March 31,       March 31,
                                                    2003             2002
                                                    ----             ----
Cash flows from operating activities:
  Net income (loss)                              $  (496,647)    $   307,052

Adjustments to reconcile net income to net:
  Cash provided by (used for) operating
  activities
    Depreciation and amortization                     22,484          16,923
    Changes in assets and liabilities:
       Accounts receivable-trade                     119,711        (639,793)
          Due from lender                           (150,476)
          Inventory                                 (158,531)        147,710
          Prepaid expenses                           (49,699)        (28,590)
          Deferred loan costs                         (5,833)         12,000
          Deposits and other                             749
          Accounts payable and accrued
            expenses                                 749,320         (24,900)
                                                 -----------     -----------

Net cash provided by (used for) operations            31,078        (209,598)
                                                 -----------     -----------

Net cash (used in) provided by investing
activities:
  Purchase of equipment                               (2,456)        (82,417)
                                                 -----------     -----------

     Net cash used for investing activities           (2,456)        (82,417)
                                                 -----------     -----------

Cash flows from (used in) financing activities
  Repayment from (loan to) stockholder, net           (1,685)         15,495
  Proceeds (reduction) from line of credit, net      (76,673)        284,404
  Proceeds from long term debt                                        80,000
  Payments of long term debt and leases              (14,743)        (32,637)
                                                 -----------     -----------

   Net cash provided by financing activities         (93,101)        347,262
                                                 -----------     -----------

Net increase (decrease) in cash and cash
  equivalents                                        (64,479)         55,247

Cash and cash equivalents, beginning of period        88,678           2,012
                                                 -----------     -----------
Cash and cash equivalents, end of period         $    24,199     $    57,259
                                                 ===========     ===========











                          See accompanying notes

                LITEGLOW INDUSTRIES, INC.
             NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 2003

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

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

The balance sheet as of March 31, 2003, and the statements of operation and cash flows for the three months ended March 31, 2003, and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2002.

NOTE 2: NET INCOME PER SHARE

Net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings
Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents.
Convertible preferred shares outstanding are common stock equivalents and are included in the calculation of earnings per share to the extent they are dilutive using the treasury stock method in 2002. The Company's basic and diluted earnings per share are the same in 2003, as the Company's common stock equivalents are anti-dilutive.

During December 1998, the Company created and authorized
1,000,000 shares, par value $.001 per share Series A, Convertible Preferred Stock. The preferred stockholders are entitled to the number of voted equal to the number of whole shares of common stock into which the preferred shares are convertible. The preferred shares are convertible into 5,000,000 shares of common stock.

In 1998 the Company has issued the 1,000,000 shares of preferred stock to the Chairman of the Company. This transaction resulted in the Chairman obtaining voting control of the Company.

              LITEGLOW INDUSTRIES, INC.
                      FORM 10-QSB
                     MARCH 31, 2003


PART I - FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-----------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the three months ended March 31, 2003, and 2002, respectively.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

Net sales for the quarter ended March 31, 2003 were $1,633,706 compared to net sales of $2,793,675 for the quarter ended March 31, 2002. Sales for the quarter ended
March 31, 2003 included advertising discounts and sales allowances of $243,357 greater than that of the comparable period in 2002. Management believes that the reduction in sales for the quarter ended March 31, 2003 was largely the result of a week economy, poor weather and a decrease in orders from the major chain stores. For these same periods, costs of sales were $1,070,344 compared to $1,486,952. Costs of sales for the quarter ended March 31, 2003 included inventory write downs of $124,190 greater than that of the comparable period in 2002. The gross profit for the quarters ended March 31, 2003 and 2002 was $563,362 and $1,306,723, respectively. The Company's selling, general and administrative expenses increased to $1,032,083 from $960,206 for the quarters ended March 31, 2003 and 2002, respectively largely the result of legal fees totaling $118,300 for the quarter incurred by the Company regarding a patent infringement suit. The Company had a loss from operations of $468,721 for the quarter

               LITEGLOW INDUSTRIES, INC.
                      FORM 10-QSB
                     MARCH 31, 2003


Three Months Ended March 31, 2003 and 2002 (continued)

ended March 31, 2003 compared to income from operations of $346,517 for the quarter ended March 31, 2002. Inventory increased by $158,531 to $1,945,846 compared to $1,787,315 at December 31, 2002.


Liquidity and Capital Resources

Total current assets increased to $3,827,345 at March 31, 2003 compared to $2,982,236 at March 31, 2002 primarily as a result of increasing inventories levels. Accounts receivable, net of allowances, decreased to $1,527,382 at March 31, 2003 from $1,892,326 due to lower sales volume.
Inventory, net of allowances at March 31, 2003 was $1,945,846 compared to $925,820 at March 31, 2002. The
Company's total assets increased to $4,397,842 at March 31, 2003 compared to $3,506,874 at March 31, 2002 primarily due to the increase in inventory.

The Company's accounts payable and accrued expenses increased to $2,056,056 at March 31, 2003 compared to $816,118 at March 31, 2002 primarily due to purchasing more inventory. However, advances under line of credit agreements decreased to $1,380,132 from $1,735,566 at March
31, 2002 because the cash flow generated from the prior years' profits were retained and applied against the loan instead of reducing accounts payable. In addition, the loan balance at March 31, 2002 was high due to prior years operating losses. The Company's total current liabilities increased to $3,531,101 at March 31, 2003 from $2,798,414 primarily due to the increase in accounts payable and accrued expenses.

The Company's net cash provided by operations was $31,078 for the quarter ended March 31, 2003 compared to net cash used by operations of $209,598 for the quarter ended March
31, 2002. Although there was a net loss of $496,647 for the quarter ended March 31, 2003, the increase of accounts payable and accrued expenses of $749,320 since December 31, 2002 provided the $31,078 net cash from operations.

On March 27, 2003 the Company obtained a new line of credit with Merrill Lynch Business Financial Services, Inc. The maximum amount of the line of credit is $2,500,000, secured by accounts receivable and inventory with an interest rate of 2.80 percent over the one month libor as published in the Wall Street Journal.

The Company budgeted certain expenses based upon the profitability of 2002. As a result, production, wages, advertising, printing, sales, salaries and trade show expenses were increased. The Company has re-evaluated the merit of these expenses and has made operational adjustments to more closely reflect the current trend. The
Company is continuing to review its selling, general and administrative costs to reduce its operating expenses.

              LITEGLOW INDUSTRIES, INC.
                     FORM 10-QSB
                   MARCH 31, 2003


Item 3.	Control and Procedures
        ----------------------

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

Within the 90 days prior to the date of this report, Liteglow Industries, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act
Rule 13a-14. Based upon that evaluation, the Chairman and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     (b)     Changes in Internal Controls
             ----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                LITEGLOW INDUSTRIES, INC.
                     FORM 10-QSB
                   MARCH 31, 2003

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

In October 2002, Theory3, Inc. sued Liteglow Industries,
Inc., and Meijer, Inc., a customer of the Company, for patent infringement in the U.S. District Court for the Southern District of Florida. The Company filed a counterclaim against Theory3, Inc. The claims arise out of Theory3's allegations that the Company infringes Theory3's
U.S. Patent for a tire valve light that is motion-activated. The Company has reached a settlement of the claims with Theory3 on terms which are favorable to the Company and the lawsuit has been dismissed pending the parties' submission of formal settlement documents to the Court.

Item 2 - Changes in Securities
         ---------------------

         None

Item 3 - Defaults upon Senior securities
         -------------------------------

         None

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         None

Item 5 - Other information
         -----------------

In March 2003, the Company obtained a new credit facility from Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). The line of credit is for $2,500,000 secured by the Company's accounts payable and inventory. The line of credit has an initial interest rate of 2.80% over the one month libor rate as published in the Wall Street Journal. The Merrill Lynch line of credit replaces the Capital TempFunds, Inc. credit facility.

On May 7, 2003, the Board of Directors of the Company accepted the resignation of Michael Krumholz as President and a Director of the Company. Mr. Krumholz leaves his positions with no disagreements. Mr. Krumholz will continue to be employed by the Company in a sales capacity.

Item 6 - Exhibits and reports on Form 8-K
         --------------------------------

         None

         b)  There were no reports filed on Form 8-K
             during the quarter ended March 31, 2003.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LITEGLOW INDUSTRIES, INC.


Date:   May 13, 2003           By: /s/Spencer Krumholz
                                  ----------------------------
                                  Spencer Krumholz, President




        CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Quarterly Report on Form 10-QSB of Liteglow Industries, Inc. for the period ended March 31, 2003, Spencer Krumholz, Chairman and CEO of
Liteglow Industries, Inc. hereby certifies pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge and belief, that:

     1. Such Quarterly Report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.      The information contained in such Quarterly
     Report on Form 10-QSB for the period ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Liteglow Industries, Inc.

                               LITEGLOW INDUSTRIES, INC.


Date:   May 13, 2003           By: /s/Spencer Krumholz
                                  ----------------------------
                                  Spencer Krumholz,
                                  Chairman and CEO