Form 10QSB
period 2003-06-30
LITEGLOW INDUSTRIES INC
filed 2003-08-11
CIK 1022494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE PERIOD ENDED:   JUNE 30, 2003
                                       ---------------------

                     COMMISSION FILE NUMBER:  000-27087
                                            -------------

                           LITEGLOW INDUSTRIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                UTAH                                     65-05164035
     -------------------------------                 -------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)



          2301 N.W. 33rd Court, Unit 112, Pompano Beach, Florida 33069
         -------------------------------------------------------------
         (Address, including zip code, of principal executive offices)


                              (954) 971-4569
            ---------------------------------------------------
           (Registrant's telephone number, including area code)

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2003, the number of the Company's shares of par value $.001 common stock outstanding was 3,780,082.

                         LITEGLOW INDUSTRIES, INC.
                                FORM 10-QSB
                               JUNE 30, 2003



                                   INDEX



Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 2003 (Unaudited)

         Statements of Operations - Three and six months ended
         June 30, 2003 and 2002 (Unaudited).

         Statements of Cash Flows - Six months ended June 30, 2003 and 2002 (Unaudited).

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security-Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

                         LITEGLOW INDUSTRIES, INC.
                               BALANCE SHEET
                               JUNE 30, 2003
                                (unaudited)

  ASSETS

Current assets:
  Cash and cash equivalents                       $      125,365
  Accounts receivable- trade (net)                     1,791,102
  Accounts receivable employees and other                  7,245
  Due from lender                                        102,538
  Inventory                                            1,729,198
  Prepaid expenses                                       149,722
                                                  --------------
          Total current assets                         3,905,170

Property and equipment less accumulated
  depreciation                                           315,707

Goodwill, net                                            175,660
Loan costs, net                                           18,750
  Deposits                                                49,336
                                                  --------------
                                                  $    4,464,623
                                                  ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt            $        6,756
  Current maturities of capital leases                    25,345
  Line of credit                                       2,280,202
  Loans payable stockholder                               86,368
  Accounts payable                                       827,721
  Accounts payable and accrued expenses                  435,040
                                                  --------------
          Total current liabilities                    3,661,432

Long-term debt less current maturities                     3,378
Long term capital lease obligations less
  current maturities                                      23,090
                                                  --------------
                                                          26,468
                                                  --------------

Stockholders' equity:
  Convertible preferred stock Series A,
    par value $.001 issued and authorized
    1,000,000                                              1,000
  Common stock, $.001 par value; authorized
   10,000,000 shares 3,780,082 shares issued
     and outstanding                                       3,780
  Additional paid-in capital                           3,356,542
  Retained deficit                                    (2,584,599)
                                                  --------------
          Total stockholders' equity                     740,723
                                                  --------------

                                                  $    4,428,623
                                                  ==============

                          See accompanying notes

                         LITEGLOW INDUSTRIES, INC.
                         STATEMENTS OF OPERATIONS
                                (unaudited)

                                      Six             Six           Three          Three
                                     Months         Months          Months         Months
                                      Ended          Ended          Ended          Ended
                                     June 30,       June 30,       June 30,       June 30,
                                      2003            2002           2003           2002
                                   ------------   ------------   ------------   ------------
Sales                              $  4,057,252   $  6,559,870   $  2,423,546   $  3,766,195
Cost of sales                         2,448,511      3,578,820      1,366,044      2,091,868
                                   ------------   ------------   ------------   ------------

Gross profit                          1,609,741      2,981,050      1,057,502      1,674,327

Selling, general and
  administrative expenses             2,102,833      2,004,889      1,082,872      1,084,683
                                   ------------   ------------   ------------   ------------

Income (loss) from operations          (494,092)       976,161        (25,370)       589,644
                                   ------------   ------------   ------------   ------------

Other income (expenses):
  Interest expense                      (57,547)       (88,555)       (29,621)       (49,090)
  Gain (loss) on disposal of
    assets                                    -        (40,000)             -              -
                                   ------------   ------------   ------------   ------------

  Total other income (expenses)         (57,547)     ( 128,555)       (29,621)       (49,090)
                                   ------------   ------------   ------------   ------------

Income (loss) before income taxes      (587,639)       847,606        (90,991)       540,554

Income tax expense (benefit)                  -              -              -              -
                                   ------------   ------------   ------------   ------------
Net income (loss)                  $   (551,639)  $    847,606   $    (54,991)  $    540,554
                                   ============   ============   ============   ============

Net income per common share:
  Basic:
    Net income (loss) per common
      share                                (.15)           .22           (.01)           .14

  Diluted:
    Net income (loss) per common
      share                                (.15)           .10           (.01)           .06

Weighted average shares
  outstanding basic                   3,780,082      3,868,756      3,780,082      3,806,749
                                   ============   ============   ============   ============

Weighted average shares
  outstanding diluted                 3,780,082      8,868,756      3,780,082      8,806,764
                                   ============   ============   ============   ============











                          See accompanying notes

                         LITEGLOW INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOW
                                (unaudited)

                                                      Six Months        Six Months
                                                         Ended             Ended
                                                        June 30,          June 30,
                                                          2003              2002
                                                     ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                $   (551,639)     $    847,606

Adjustments to reconcile net income to net:
  Cash provided by (used for) operating
  activities
    Depreciation and amortization                          43,273            37,242
    Allowance for doubtful accounts                        (2,297)          100,000
    Amortization of loan costs                             10,417            17,893
Changes in assets and liabilities:
    Accounts receivable - trade                          (141,712)       (1,450,663)
    Accounts receivable employees and other                 2,610
    Due from lender                                      (102,538)
    Inventory                                              58,117          (928,748)
    Prepaid expenses                                      (29,834)             (180)
    Deposits and other assets                                 749              (100)
    Deferred loan costs                                   (25,000)          (15,059)
    Accounts payable and accrued expenses                 (43,975)          940,358
                                                     ------------      ------------
Net cash (used for) operations                           (781,829)         (451,651)
                                                     ------------      ------------

Net cash (used in) provided from investing
  activities:
    Purchase of equipment                                  (3,451)         (147,079)
                                                     ------------      ------------

Net cash used for investing activities                     (3,451)         (147,079)
                                                     ------------      ------------

Cash flows from (used in) financing activities:
  Repayment from (loan to) stockholder                     21,788            (9,842)
  Purchase and retirement of treasury stock                                 (24,250)
  Proceeds from line of credit, net                       823,397           671,548
  Proceeds from long term debt                                               80,000
  Payments of long term debt and leases                   (23,218)          (69,071)
                                                     ------------      ------------
    Net cash provided by financing activities             821,967           648,385
                                                     ------------      ------------

Net increase in cash and cash equivalents                  36,687            49,655

Cash and cash equivalents, beginning of period             88,678             2,012
                                                     ------------      ------------
Cash and cash equivalents, end of period             $    125,365      $     51,667
                                                     ============      ============


Supplementary disclosure of cash flow information:
  Interest paid                                      $     57,547      $     88,555
                                                     ============      ============

Assets acquired with debt                            $          -      $     40,000
                                                     ============      ============




                          See accompanying notes

                    LITEGLOW INDUSTRIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2003

NOTE 1: FINANCIAL STATEMENTS

The Company

The accompanying financial statements represent those of Liteglow Industries, Inc. (the "Company"). The Company was incorporated April 25, 1984, in the State of Utah, and qualified to do business in the State of Florida on May 23, 1997. The Company primarily engages in the business of designing, manufacturing and marketing a diverse line of automotive aftermarket accessory and specialty products. The Company initially focused its efforts on developing a line of 12-volt automotive accessories designed to enhance vehicle appearance, including neon license plate frames and neon under-car lighting kits.

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

The balance sheet as of June 30, 2003, and the statements of operation and cash flows for the three and six months ended June 30, 2003, and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003, and for all periods presented, have been made.

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

In  1998,  the Company issued 1,000,000 shares of  preferred
stock  to  the  Chairman of the Company.   This  transaction
resulted in the Chairman obtaining voting control of the Company.

                    LITEGLOW INDUSTRIES, INC.
                           FORM 10-QSB
                          JUNE 30, 2003

                 PART I - FINANCIAL INFORMATION
                 ------------------------------

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------

The   following  discussion  and  analysis  should  be  read   in
conjunction with the Financial Statements appearing elsewhere  in
this  Report.   It includes an analysis of the six  months  ended
June 30, 2003, and 2002, respectively.

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


Results of Operations

Six Months Ended June 30, 2003 and 2002

Net sales for the six months ended June 30, 2003 were $4,057,252 compared to net sales of $6,559,870 for the six months ended June 30, 2002. For the six months ended June 30, 2003 and 2002 costs of sales were $2,448,511 and
$3,578,820 respectively. The gross profit for the six months ended June 30, 2003 and 2002 was $1,609,741 and $2,981,050, respectively. The profit margins of the Company have decreased due to the pricing of products relating to increased volume with major chain stores along with an increased percentage of returns and allowances. The Company's selling, general and administrative expenses were $2,102,833 compared to $2,004,889 for the six months ended June 30, 2003 and 2002, respectively. The Company had loss from operations of $494,092 for the six months ended June 30, 2003 compared to a net income from operations of $976,161 for the six months ended June 30, 2002.

The Company was a defendant in a patent infringement matter. The Company incurred legal costs of approximately $240,000 defending itself during the six months ended June 30, 2003. These legal costs are included in selling, general and administrative expenses. An agreement was made in July 2003 wherein this matter was settled. Terms of the agreement are protected under a confidentiality clause of the agreement.

Three Months Ended June 30, 2003 and 2002

Net sales for the three months ended June 30, 2003 were $2,423,546 compared to net sales of $3,766,195 for the three months ended June 30, 2002. For the same periods, costs of sales were $1,366,044 and $2,091,868, respectively. The gross profit for the three months ended June 30, 2003, and 2002 was $1,057,502 and $1,674,327, respectively. The
Company's selling, general and administrative expenses were $1,082,872 and $1,084,683, respectively. The Company had a loss from operations of $25,370 compared to income from operations of $589,644 for the three months ended June 30, 2003 and 2002 respectively.

Liquidity and Capital Resources
-------------------------------

The primary source of the Company's liquidity is from a line of credit with a financial institution. The Company established this line on March 27, 2003. The line of credit has a maximum limit of $2,500,000 and matures on March 31, 2004. The line of credit requires that the Company maintain a tangible net worth of $1,150,000. At June 30, 2003, the Company was in violation of this covenant. The Company is currently working to cure this default.

Declining sales during the first six months of 2003, and increase expenses has had a negative impact on the Company's working capital, which has decreased to $243,738 at June 30, 2003, from $784,412 at December 31, 2002. Total current assets increased to $3,905,170 at June 30, 2003 compared to $3,652,828 at December 31, 2002; however, the Company's total current liabilities have increased from $2,868,417 at December 31, 2002 to $3,661,432 at June 30, 2003.

Liquidity and Capital Resources
-------------------------------

The   Company's   accounts  payable  and  accrued   expenses
decreased to $1,262,761 at June 30, 2003 compared to $2,515,432 at December 31, 2002; however, amounts owing on the line of credit increased to $2,280,202 at June 30, 2003 compared to $1,456,805 at December 31, 2002. The Company's total current liabilities increased to $3,661,432 at June 30, 2003 from $2,868,417 at December 31, 2002 primarily due to the losses incurred during the six months ended June 30, 2003 and increased short term borrowings.

The Company's net cash used for operations was $781,829 for the six months ended June 30, 2003 compared to net cash used from operations of $451,651 for the six months ended June 30, 2002. Decreased sales volume and litigation costs relating to the lawsuit described above contributed to this increase.

The   Company   believes  that  the  selling,  general   and
administrative costs need to be reviewed and efforts are currently under way to reduce the Company's operating expenses.

                    LITEGLOW INDUSTRIES, INC.
                           FORM 10-QSB
                          JUNE 30, 2003


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

                    LITEGLOW INDUSTRIES, INC.
                           FORM 10-QSB
                          JUNE 30, 2003

                   PART II - OTHER INFORMATION
                   ---------------------------

Item 1 - Legal Proceedings
         -----------------

In October 2002, Theory3, Inc. sued Liteglow Industries, Inc., and Meijer, Inc., a customer of the Company, for patent infringement in the U.S. District Court for the Southern District of Florida. The Company filed a counterclaim against Theory3, Inc. The claims arise out of Theory3's allegations that the Company infringes Theory3's U.S. Patent for a tire valve light that is motion-activated. The Company has reached a settlement of the claims with Theory3 which settlement remains pending the parties' submission of formal settlement documents to the Court.


Item 2 - Changes in Securities
         ---------------------

     None


Item 3 - Defaults upon Senior securities
         -------------------------------

     None


Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------

     None


Item 5 - Other information
         -----------------

On  May 7, 2003, the Company accepted the resignation of its
President,  Michael  Krumholz.   Mr.  Krumholz  leaves   the
Company with no disagreements.


Item 6 - Exhibits and reports on Form 8-K
         --------------------------------

Exhibit 32.1    Certification of Chief Executive Officer and
                Chief  Financial  Officer  pursuant  to  8  U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2    Certification of Chief Executive Officer and
                Chief Financial Officer pursuant to Exchange Act
                Sections 13(a) and 15(d) as required by Section
                302 of the Sarbanes-Oxley Act of 2002.

Reports There were no reports filed on Form 8-K during the quarter ended June 30, 2003.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LITEGLOW INDUSTRIES, INC.


Date:  August  11,  2003           /s/   Spencer Krumholz
                                   ----------------------------------
                                   Spencer Krumholz,
                                   Chief Executive Officer
                                   & Chief Financial Officer