Form 10QSB
period 2003-09-30
LITEGLOW INDUSTRIES INC
filed 2003-12-03
CIK 1022494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: SEPTEMBER 30, 2003

COMMISSION FILE NUMBER:000-27087

                         LITEGLOW INDUSTRIES, INC.
---------------------------------------------------------------------------
                          (Debtor in Possession)
          (Exact name of registrant as specified in its charter)


            UTAH                                  65-0516403
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

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filings for the past 90 days.  YES  [X]        [NO]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [X]   No   [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2003, the number of the Company's shares of par value $.001 common stock outstanding was $4,030,082.

                        LITEGLOW INDUSTRIES, INC.
                         (Debtor in possession)
                               FORM 10-QSB
                           SEPTEMBER 30, 2003



                                   INDEX



Part I     - FINANCIAL INFORMATION

Item 1     - Financial Statements

Balance Sheets............................................................3

Statements of Operation...................................................4

Statements of Cash Flow...................................................5

Notes to Financial Statements.............................................6


Item 2     - Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............7-9

PART II    - OTHER INFORMATION...........................................10

SIGNATURES...............................................................12

CERTIFICATIONS.........................................................13-14

                        LITEGLOW INDUSTRIES, INC.
                          (Debtor in possession)
                              BALANCE SHEET
                           SEPTEMBER 30, 2003
                               (unaudited)

	ASSETS

	Current assets:
          Cash and cash equivalents                              $    219,517
          Accounts receivable, net                                  1,842,173
          Inventory, net                                            1,381,445
          Prepaid expenses                                            175,363
                                                                 ------------
                  Total current assets                              3,618,498

        Property and equipment less accumulated depreciation          364,230

        Goodwill, net                                                 175,660
        Deferred loan costs                                            12,500
        Deposits                                                       49,336
                                                                 ------------
                                                                 $  4,220,224
                                                                 ============
        LIABILITIES AND STOCKHOLDERS' EQUITY

	Current liabilities:
          Current maturities of long-term debt                   $      6,756
	  Current maturities of long-term capital leases
             obligations                                               23,908
          Line of credit                                            2,275,202
          Loans payable shareholder                                    69,716
          Accounts payable and accrued expenses                     1,302,375
                                                                 ------------
                  Total current liabilities                         3,677,957

	Long-term debt less current maturities	1,689
	Long-term capital lease obligations less current
           maturities                                                  17,461
                                                                 ------------
                Total liabilities                                   3,697,107
                                                                 ------------
	Stockholders' equity (deficit):
	  Preferred stock par value $.001
            issued and authorized 1,000,000                             1,000
	  Common stock, $.001 par value; authorized
	   10,000,000 shares 4,030,082 shares issued and
              outstanding                                               4,030
          Additional paid-in capital                                3,368,792
          Retained deficit                                         (2,850,705)
                                                                 ------------
                  Total stockholders' equity                          523,117
                                                                 ------------
                                                                 $  4,220,224
                                                                 ============


   The accompanying notes are an integral part of these financial statements

                          LITEGLOW INDUSTRIES, INC.
                           (Debtor in possession)
                           STATEMENT OF OPERATIONS
                                (unaudited)

                                                 Nine Months     Nine Months     Three Months    Three Months
                                                    Ended           Ended           Ended           Ended
                                                 September 30,   September 30,   September 30,   September 30,
                                                     2003            2002            2003            2002
                                                 -------------   -------------   -------------   -------------

Sales                                            $ 6,600,772     $ 9,540,447     $ 2,543,520     $ 2,980,577
Cost of sales                                      4,248,060       5,238,486       1,799,548       1,659,666
                                                 -----------     -----------     -----------     -----------

Gross profit                                       2,352,712       4,301,961         743,972       1,320,911

Selling, general and administrative expenses       3,083,235       2,878,130         980,403         873,240
                                                 -----------     -----------     -----------     -----------

Income (loss) from operations                       (730,523)      1,423,831        (236,431)        447,671
                                                 -----------     -----------     -----------     -----------
Other income (expenses):
  Interest expense                                   (87,222)       (131,656)        (29,675)        (43,102)
  Lawsuit settlement                                       -           2,000               -           2,000
  Gain (loss) on disposal of assets                        -         (40,000)              -               -
                                                 -----------     -----------     -----------     -----------
  Total other income (expenses)                      (87,222)       (169,656)        (29,675)        (41,102)
                                                 -----------     -----------     -----------     -----------

Income (loss) before income taxes                   (817,745)      1,254,175        (266,106)        406,569

Income tax expense (benefit)                               -               -               -                       -
                                                 -----------     -----------     -----------     -----------
Net income (loss)                                $  (817,745)    $ 1,254,175     $  (266,106)    $   406,569
                                                 ===========     ===========     ===========     ===========
Net income (loss) per common share:
  Basic:
    Net income (loss) per common share                  (.21)            .32            (.07)            .11

  Diluted:
    Net income (loss) per common share                  (.21)            .14            (.07)            .05

Weighted average shares outstanding basic          3,862,500       3,889,423       4,030,082       3,780,082
                                                 ===========     ===========     ===========     ===========

Weighted average shares outstanding diluted        3,862,500       8,889,423       4,030,082       8,780,082
                                                 ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements

                         LITEGLOW INDUSTRIES, INC.
                          (Debtor in possession)
                          STATEMENT OF CASH FLOWS
                               (unaudited)

                                                          Nine Months     Nine Months
                                                             Ended           Ended
                                                         September 30,   September 30,
                                                              2003            2002
                                                         -------------   -------------
	Cash flows from operating activities:
            Net income (loss)                            $   (817,745)   $  1,254,175

	Adjustments to reconcile net income to net cash
	    provided by (used for) operating activities
          Depreciation and amortization                        81,339          58,409
          Non cash compensation                                12,500               -
          Loss (gain) on disposal of equipment                      -          40,000
          Bad debt allowance                                     (236)         90,965
          Inventory and returns allowances                    242,060          54,518

	Changes in assets and liabilities:
          Accounts receivable                                (184,989)       (914,415)
          Inventory                                           360,870        (762,596)
          Prepaid expenses                                    (55,475)        (32,672)
          Other current assets                                      -         (19,193)
          Deposits and other assets                               749          (5,973)
          Deferred loan costs                                 (25,000)          5,333
          Accounts payable and accrued expenses              (131,705)        523,657
                                                           ----------      ----------
        Net cash provided from (used for) operations         (517,632)        292,208
                                                           ----------      ----------
	Net cash used in investing activities:
          Purchase of equipment                               (73,373)       (132,594)
                                                           ----------      ----------

            Net cash used for investing activities            (73,373)       (132,594)
                                                           ----------      ----------
	Cash flows from (used in) financing activities:
          Repayments of stockholder loans                     (64,580)        (87,507)
          Purchase and retirement of treasury stock                 -         (24,250)
          Proceeds from line of credit                        818,397         333,221
          Payments of long term debt and leases               (31,973)        (83,305)
                                                           ----------      ----------
	    Net cash provided by financing activities	      721,844	      138,159
                                                           ----------      ----------

        Net increase in cash and cash equivalents             130,839         297,773

        Cash and cash equivalents, beginning of period         88,678           2,012
                                                           ----------      ----------
        Cash and cash equivalents, end of period           $  219,517      $  299,785
                                                           ==========      ==========
	Supplemental disclosure:
        Interest paid                                      $   87,222      $  131,656
                                                           ==========      ==========

        Stock issued for services                          $   12,500      $        -
                                                           ==========      ==========

        Assets acquired with debt                          $        -      $   40,000
                                                           ==========      ==========

The accompanying notes are an integral part of these financial statements

                         LITEGLOW INDUSTRIES, INC.
                          (Debtor in possession)
                       NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2003

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

The balance sheet as of September 30, 2003, the statements of operation and cash flows for the three and nine months ended September 30, 2003, and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2002.

NOTE 2: NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing the income
(loss) by the average number of common shares outstanding, increased by common stock equivalents determined using the treasury stock method.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that Liteglow Industries, Inc. will continue as a going concern. The Company has suffered losses from operations during the nine months ended September 30, 2003. On October 2, 2003, Liteglow Industries, Inc. filed a voluntary petition of relief pursuant to Chapter 11 of the United States Bankruptcy Act. Prior to the filing, the lender providing the line of credit to the Company, informed the Company that it was in technical default of a loan covenant. Furthermore, at September 30, 2003 the Company could not demonstrate that it had sufficient liquidity to meet its routine operating costs for the next year. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          LITEGLOW INDUSTRIES, INC.
                           (Debtor in possession)
                                FORM 10-QSB
                            SEPTEMBER 30, 2003

PART I - FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the three and nine months ended September 30, 2003, and 2002, respectively.

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

Bankruptcy Petition
-------------------

On October 2, 2003, Liteglow Industries, Inc. filed a voluntary petition for bankruptcy relief pursuant to 11 U.S.C. Chapter 11. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. The Company believes that the following events necessitated the need to file for bankruptcy protection. Prior to the filing, the lender providing the line of credit to the Company informed the Company that it was in technical default of a loan covenant; however, the Company disputes the merit of this claim. Additionally, certain major chain store customers returned significant amounts of its unsold inventory under a guarantee clause, and took credits that offset invoices that were to be paid in the current period thereby impairing the Company's cash flow. Finally, litigation costs relating to a settled patent infringement case exceeded $250,000 and other threatened and pending lawsuits involving the Company necessitated the Company seeking relief. The Company is unsure of the post-petition impact the bankruptcy will have on operations.

                     LITEGLOW INDUSTRIES, INC.
                      (Debtor in possession)
                           FORM 10-QSB
                        SEPTEMBER 30, 2003

Results of Operations

Three and Nine Months Ended September 30, 2003 and 2002

Net sales for the quarter ended September 30, 2003 were $2,543,520 compared to net sales of $2,980,577 for the quarter ended September 30, 2002. The decrease in sales of $347,057 was primarily the result of the sales to three major retailers in 2002, who have reduced or eliminated its purchasing for 2003 due to economic conditions. For these same periods, cost of sales was $1,799,548 compared to $1,659,666 for 2003 and 2002, respectively. The gross profit for the quarter ended September 30, 2003 and 2002 was $743,972 and $1,320,911, respectively. The
Company's selling, general and administrative expenses increased to $980,403 from $873,240, respectively. The increase in selling, general and administrative expenses is primarily a result of litigation expenses relating to patent infringements and vendor disputes. The Company had (loss) from operations of ($236,431) compared to a profit from operations of $447,671 for the quarter ended September 30, 2003 and 2002 respectively.

Net sales for the nine months ended September 30, 2003 were $6,600,772 compared to net sales of $9,540,447 for the nine months ended September 30, 2002. The decrease in sales of $2,939,675 was primarily the result of economic conditions. For these same periods, costs of sales were $4,248,060 compared to $5,238,486 for 2003 and 2002, respectively. The gross profit for the nine months ended September 30, 2003 and 2002 was $2,352,712 and $4,301,961, respectively. The Company's lower profit margins were a result primarily of discounts and allowances given to the major retailers. The Company's selling, general and administrative expenses increased to $3,083,235 from $2,878,130 for the nine months ended September 30, 2003 and 2002, respectively. The increase in selling, general and administrative expenses is primarily a result of litigation costs discussed above. The Company had loss from operations of ($730,523) for the nine months ended September 30, 2003 compared to income from operations of $1,423,831 for the nine months ended September 30, 2002.

The Company decreased its inventory during the first nine months of 2003 by $360,870 compared to a increase of $762,596 for the same period of 2002. The Company continues to make efforts to better anticipate inventory needs.

No income tax expense or benefit is recorded in the nine months, and three months ended September 30, 2003 and 2002 as the Company will utilize its net operating loss carryforward to offset the current tax expense.


Liquidity and Capital Resources

Total current assets decreased to $3,618,498 at September 30, 2003 compared to $4,319,901 at September 30, 2002 primarily as a result of decreasing its accounts receivable and inventory levels. The Company's total assets decreased to $4,220,224 at September 30, 2003 compared to $4,899,417 at September 30, 2002 primarily as a result of decreasing its current assets described above.

                         LITEGLOW INDUSTRIES, INC.
                          (Debtor in possession)
                              FORM 10-QSB
                           SEPTEMBER 30, 2003


Liquidity and Capital Resources (continued)

The Company's accounts payable and accrued expenses decreased to $1,302,375 at September 30, 2003 compared to $1,364,673 at
September 30, 2002. The Company's total current liabilities increased to $3,677,957 at September 30, 2003 from $3,269,425 at September 30, 2002 primarily due to the current levels of amounts due on the line of credit and amounts owed for accounts payable and accrued expenses.

The Company's net cash used for operations was ($517,632) for the nine months ended September 30, 2003 compared to net cash provided by operations of $292,208 for the nine months ended
September 30, 2002.

                        LITEGLOW INDUSTRIES, INC.
                         (Debtor in possession)
                              FORM 10-QSB
                           SEPTEMBER 30, 2003


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

The Company is a party to the following legal proceedings:

Liteglow Industries, Inc. (United States Bankruptcy Court for the
Southern District of Florida, Case No. 03-27244-BKC-RBR)

     On October 2, 2003, the Company filed a voluntary petition (the "Petition") for relief under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, case number 03-27244-BKC-RBR. The automatic stay provisions of the Bankruptcy Code prohibit creditors from taking action against the Company without first obtaining court approval. Further, the Company is permitted to operate under Company management while the Company formulates a plan of reorganization. Since the date of filing of the Petition, the Company has entered into a Court approved cash collateral agreement with Merrill Lynch Business Financial Services, Inc. which authorizes the Company to use revenues to operate the business while in Chapter 11. The Company has the sole and exclusive right to file a Plan of Reorganization on or before February 2, 2004.

Merrill Lynch Business Financial Services, Inc. v. Liteglow
Industries, Inc. (Circuit Court In and For the 17th Judicial
Circuit, Broward County, Florida, Case No.  CACE 03-15827 21)

     On September 12, 2003, Liteglow Industries, Inc. (the "Company") was served with a complaint filed by Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"), the Company's secured lender, in the 17th Judicial Circuit Court in and for Broward County, Florida. Merrill Lynch alleges that the Company has breached certain loan covenants by the Company's failure to maintain certain financial ratios. While the Company continues to timely make all payments required under the Note, Merrill Lynch has ceased advancing money to the Company. Merrill Lynch seeks to have the entire outstanding balance paid of approximately $2.2 million dollars as well as replevy the assets in which Merrill Lynch claims a security interest. Merrill Lynch has also named Spencer Krumholz, the Company's Chairman and Chief Executive Officer, as a defendant. Mr. Krumholz is the sole guarantor of the Note. The Company believes that it has not breached any loan covenants and is current in all payment obligations under the Note. The Merrill Lynch litigation is stayed while the Company attempts to reorganize under Chapter 11. The Company is unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. However, since the filing of the Company's Chapter 11, the Company and Merrill Lynch have been engaged in discussions that may provide the framework for an amicable settlement.

                         LITEGLOW INDUSTRIES, INC.
                          (Debtor in possession)
                              FORM 10-QSB
                           SEPTEMBER 30, 2003

Lott & Friedland, P.A. v. Liteglow Industries, Inc. (Miami-Dade
County Judicial Circuit Case No. 03-20462)

     On September 3, 2003, Lott & Friedland, P.A. (the "Law Firm") filed a complaint in state court seeking to collect outstanding attorneys fees and costs in the amount of $140,773.40. The attorneys fees and costs were generated from the Law Firm's engagement to defend the Company from patent infringement claims. The Law Firm's litigation is stayed while the Company attempts to reorganize under Chapter 11. The Company anticipates resolving the claim as a part of the reorganization plan. The Company is unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

Airborne Freight Corporation v. Liteglow Industries, Inc.
(Broward County, Florida Circuit Case No. 03-16554-18-CACE)

     On September 19, 2003, Airborne Freight Corporation ("Airborne") filed a complaint in state court seeking to collect on an alleged dishonored check in the amount of $5,475.36. The Company alleges that Airborne delivered a shipment of Liteglow product three weeks late resulting in the cancellation and return of the order. The Company stopped payment on the check issued to Airborne. The Airborne litigation is stayed while the Company attempts to reorganize under Chapter 11. The Company anticipates resolving the claim as a part of the reorganization plan. The Company is unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

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



                                    LITEGLOW INDUSTRIES, INC.
                                    -------------------------
                                    Registrant


Date: December 1, 2003              /s/Spencer Krumholz
                                    ------------------------------
                                    Spencer Krumholz,
                                    Chief Executive Officer

                   CERTIFCATION BY CHIEF EXECUTIVE OFFICER
              PURSUANT TO EXCHANGE ACT SECTIONS 13(a) & 15(d)
        AS REQUIRED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Spencer Krumholz, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Liteglow
Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/Spencer Krumholz
Date: December 1, 2003                  ----------------------------
                                        Spencer Krumholz
                                        Chief Executive Officer
                                        & Chief Financial Officer